Form 10-Q
period 2008-06-30
Adelphia Recovery Trust
filed 2008-08-11
CIK 1433669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number: 000-53209

Adelphia Recovery Trust

(Exact name of registrant as specified in its charter)

Delaware	11-6615508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

919 North Market Street, 17th Floor, PO Box 705 Wilmington, Delaware
(Address of principal executive offices) (Zip Code)

302-652-4100 Attn: Dean Ziehl
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                        ☒ Yes  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes  No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐  Yes  No  ☐

ADELPHIA RESOLUTION TRUST

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

Condensed Balance Sheets as of June 30, 2008 and December 31, 2007

Condensed Statements of Operations for the three months ended June 30, 2008 and 2007 and for the periods from February 13, 2007 (date established) to June 30, 2007 and for the six months ended June 30, 2008

Condensed Statements of Cash Flows for the six months ended June 30, 2008 and for the period from February 13, 2007 (date established) to June 30, 2007

Notes to Condensed Financial Statements

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 4. CONTROLS AND PROCEDURES

PART II

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 6. EXHIBITS

SIGNATURES

CERTIFICATIONS

PART 1 -  FINANCIAL INFORMATION

Item 1   Financial Statements

Adelphia Recovery Trust

Unaudited Condensed Balance Sheets

	June 30, 2008	December 31, 2007

Assets
Cash and cash equivalents	$171,979,288	$189,684,573
Prepaid insurance	680,497	124,670
Note and accrued interest receivable	5,193,768	4,998,757
Total assets	$177,853,553	$194,808,000

Liabilities and net assets
Accrued expenses	$1,065,489	$6,819,802
Total liabilities	1,065,489	6,819,802

Net assets	176,788,064	187,988,198

Total liabilities and net assets	$177,853,553	$194,808,000

See accompanying notes to the condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statement of Operations

	For the quarter ended June 30, 2008	For the quarter ended June 30, 2007	For the six months ended June 30, 2008	For the Period from February 13, 2007 (date established) to June 30, 2007

Revenues
Litigation - court approved settlements	$—	$—	$200,206	$—
Litigation - other settlements	850,194	—	910,194	—
Interest income	1,101,159	309,304	2,790,978	474,901
Total revenues	1,951,353	309,304	3,901,378	474,901

Operating expenses
General and administrative expenses	933,470	477,634	1,448,480	811,239
Professional expenses - litigation	5,507,525	8,397,410	11,988,265	13,621,780
Professional expenses - administrative	940,322	614,312	1,664,766	1,390,587
Total operating expenses	7,381,317	9,489,356	15,101,511	15,823,606

Net loss	$(5,429,964)	$(9,180,052)	$(11,200,133)	$(15,348,705)

See accompanying notes to the condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statement of Cash Flows

	For the six months ended June 30, 2008	For the Period from February 13, 2007 (date established) to June 30, 2007

Operating activities
Net loss	$(11,200,133)	$(15,348,705)
Adjustments to reconcile net loss to net cash used by operating activities
Insurance funded by Debtor	—	1,043,750
Changes in operating assets and liabilities:
Prepaid insurance	(555,827)	(658,142)
Note and accrued interest receivable	(195,011)	—
Accrued expenses	(5,754,314)	12,192,881
Net cash used by operating activities	(17,705,285)	(2,770,216)

Financing activities
Contribution from Debtor - cash	—	25,000,000
Net cash provided by financing activities	—	25,000,000

Net change in cash and cash equivalents	(17,705,285)	22,229,784
Cash and cash equivalents, beginning of period	189,684,573	—
Cash and cash equivalents, end of period	$171,979,288	$22,229,784

See accompanying notes to the condensed financial statements.

ADELPHIA RECOVERY TRUST

Notes to the Condensed Financial Statements – June 30, 2008 (Unaudited)

1                                         Background

The Adelphia Recovery Trust (the “ART”) was formed as a Delaware statutory trust pursuant to that certain First Modified Fifth Amended Joint Chapter 11 Plan of Reorganization (the “Plan”) of Adelphia Communications Corporation (“Adelphia”) and certain of its subsidiaries. The purpose of the ART is to prosecute the various causes of action transferred to the ART pursuant to the Plan (the “Causes of Action”) and distribute to the owners (the “Holders”) of the interests in the ART (“Interests”) the net proceeds of such Causes of Action (“Distributions”), according to the relative priorities established pursuant to the Plan, subject to the retention of various amounts to fund the prosecution of those Causes of Action and operations of the ART. Pursuant to the Plan, in addition to the Causes of Action, Adelphia transferred $25 million in cash to the ART in order to fund the initial expenses of operation.

As set forth in the Plan, the ART is administered by five trustees (the “Trustees”) who are responsible for carrying out the purposes of the ART. Quest Turnaround Advisors, L.L.C. (“Quest”) is the plan administrator (in such capacity, the “Plan Administrator”) of Adelphia. Quest and Adelphia together have agreed to provide certain administrative services to the ART. In order to facilitate the provision of such administrative services, the ART has appointed Quest as the trust administrator of the ART (in such capacity, the “Trust Administrator”).

2                                         Basis of Presentation

The accompanying interim unaudited condensed financial statements of the ART have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and with the instructions to Form 10-Q.  As such, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of the Trustees, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim unaudited condensed financial statements have been included.  These condensed financial statements should be read in conjunction with the ART’s audited financial statements as of December 31, 2007 and for the period from February 13, 2007 to December 31, 2007 included in its Form 10 as filed on April 30, 2008 and as amended on July 2, 2008.

3                                         Related Party Transactions

The Trust Administrator and Adelphia continue to provide administrative support to the ART including maintaining electronic data and paper documents used in prosecuting the Causes of Action, support for Distributions when they might occur (including maintenance of data related to the implementation of Plan provisions) and financial reporting.  These services have and will continue to be provided at no cost to the ART under the terms of various agreements between the Trust Administrator and Adelphia. The ART financial statements do not reflect any amounts for these services.

4                                         Causes of Action and Contingencies

Except as set forth below, there have been no material developments in the legal proceedings described in the ART’s Form 10 as filed April 30, 2008 and as amended July 2, 2008.

Bank Litigation

On June 18, 2008, the District Court dismissed certain fraudulent transfer claims, voidable preference claims, and equitable subordination and disallowance claims.  Motions to dismiss other claims remain pending. Certain defendants have moved for entry of a final judgment as to the claims dismissed against them.   Those motions are pending.   Under the current scheduling order, the trial on the remaining claims will commence no earlier than March 2009.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

5                                         Subsequent Events

Subsequent to June 30 and to August 11, 2008, there have been no events that would be material to the financial statements of the ART including Cause of Action settlements or judgment or Distributions or decisions concerning future Distributions.

Item 2               Management Discussion and Analysis

Overview

The Adelphia Recovery Trust was formed as a Delaware statutory trust pursuant to that certain First Modified Fifth Amended Joint Chapter 11 Plan of Reorganization of Adelphia and certain of its subsidiaries. The purpose of the ART is to prosecute the various causes of action transferred to the ART pursuant to the Plan and distribute to the owners of the interests in the ART the net proceeds of such Causes of Action, according to the relative priorities established pursuant to the Plan, subject to the retention of various amounts to fund the prosecution of those Causes of Action and operations of the ART. Pursuant to the Plan, in addition to the Causes of Action, Adelphia transferred $25 million in cash to the ART in order to fund the initial expenses of operation.

Adelphia and certain of its subsidiaries filed for Chapter 11 bankruptcy protection in June 2002. During the bankruptcy, on July 31, 2006 the assets of Adelphia were sold for a combination of cash and stock in Time Warner Cable, Inc. (“TWC”). In late 2006, representatives of various groups of creditors reached agreement on the allocation and distribution of the cash, TWC stock, other proceeds from the sale of estate assets and relative priorities to any Distributions arising from the Causes of Action contributed to the ART. This agreement was embodied in the Plan, which was confirmed in January 2007 and became effective on February 13, 2007 (the “Effective Date”). Under the Plan, the creditors and equity holders of Adelphia and certain of its subsidiaries received one or more of the following: cash, TWC stock, rights to future Distributions up to payment in full and the Interests.

The ART will dissolve upon the earlier of the resolution of all Causes of Action and the distribution of all of its assets to the Holders or the fifth anniversary of its creation. However, the Bankruptcy Court may approve an extension of the term if deemed necessary for the purposes of resolving the Causes of Action and distributing the net proceeds to Holders.

As set forth in the Plan and the Declaration of Trust for the ART, as amended (the “Declaration”), the ART is administered by five Trustees. These Trustees are authorized to carry out the purposes of the ART. In particular, the Trustees are responsible for protecting, maintaining, liquidating to cash and maximizing the value of the Causes of Action contributed to the ART, whether by litigation, settlement or otherwise.

Distributions

Pursuant to the Plan and the Declaration, Distributions to Holders are net of any costs and expenses incurred by the ART in connection with administering, litigating or otherwise resolving the various Causes of Action. Such amounts withheld before Distribution may also include fees and expenses of the Trustees, premiums for directors and officers insurance, and other insurance and fees and expenses of attorneys and consultants. Distributions will be made only from assets of the ART and only to the extent that the ART has sufficient assets (over amounts retained for contingent liabilities and future costs and expenses, among other things) to make such payments in accordance with the Plan and the Declaration. No Distribution is required to be made to any Holder unless such Holder is to receive in such Distribution at least $25.00 per ART certificate held or unless such Distribution is the final Distribution to such Holder pursuant to the Plan and the Declaration.

Distributions will be made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration. As of the date hereof, the Trustees have determined the present best course of action is to retain the existing cash in reserve to administer the ART and fund the prosecution of the Causes of Action. Consequently, there have been no Distributions through the filing date of this Form 10-Q and none have been planned .

On the Effective Date, the ART was formed. As of June 30, 2008, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

Series of Interest:
Series RF	115,000,000
Series Arahova	722,639,681
Series FrontierVision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2(2)	325,971,544
Series ACC-3(2)(3)	161,782,486
Series ESL(1)	17
Series ACC-4	1,790,968,272
Series ACC-5 (1)	458
Series ACC-6B	150,000,000
Series ACC-6B1(1)	3
Series ACC-6D	575,000,000
Series ACC-6D1(1)(3)	4
Series ACC-6E/F	935,812,456
Series ACC-6E/F1(1)(3)	5
Series ACC-7(3)	219,134,945
Series ACC-7A (1)(3)	1,519,293,603

(1)                  For each of these categories (which include disputed claims) of Interests, each holder of a disputed claim was awarded one Interest. It is possible the number of Interests could change based on the resolution of disputed claims.

(2)                  For each of these categories of Interests (which include disputed claims), the number of Interests outstanding could change based on the resolution of disputed claims.

(3)                  These categories of Interests have not been adjusted for certain court ordered resolutions that occurred prior to July 1, 2008 as instruction letters to issue and cancel certain Interests are pending. If Interests were adjusted to reflect all pending instructions for court ordered resolutions that occurred by June 30, 2008, ACC-3 Interests would be reduced by 42,352,184, ACC-6D1 Interests would be increased by 229,000, ACC-6E/FI Interests would be increased by 227,205, ACC-7 Interests would be reduced by 2,112,305 and ACC-7A Interests would be increased by 18,743,149.

Results of Operations

The ART operates pursuant to the Plan and the Declaration. The ART was formed as a Delaware statutory trust to prosecute various claims originally owned by Adelphia and, if any of the prosecutions are successful or are settled in a manner which provides economic benefit to the ART, to distribute excess proceeds to the Holders. It is not possible to determine at this time if there will be any excess proceeds available for a Distribution.

Second Quarter 2008 vs Second Quarter 2007

There were no court approved litigation settlements in the three months ended June 30, 2008 and one litigation settlement reached in the three months ended June 30, 2008 for $850,194 related to claims against a previous Adelphia vendor. There were no settlements in the same period for the prior year. Both quarters ended June 30, 2008 and June 30, 2007 reflect interest income from invested cash balances of the ART. The significant increase in interest income for the quarter ended June 30, 2008 versus the same quarter in the prior year is due to significantly higher invested cash balances provided by the settlement with Deloitte and Touche LLP (the “Deloitte Litigation”) in August of 2007. Operating expenses of the ART for the quarter ended June 30, 2008 are down slightly from the same period in 2007 due to reduced expenses for litigation professionals. The higher litigation costs in 2007 were driven primarily by professionals that supported the Deloitte Litigation that was settled during the quarter ended September 30, 2007 and thus did not recur for the quarter ended June 30, 2008. As a result of the increase in interest income, higher settlement revenues coupled with reduced operating expenses, the net loss of approximately $5.4 million for the quarter ended June 30, 2008 was approximately $3.8 million lower than the loss for the quarter ended June 30, 2007.

Six months ended June 30, 2008 versus the period from February 13, 2007 (date established) to June 30, 2007

Litigation settlements in 2008 are up from the previous year due to the aforementioned vendor claim of $850,194 in the second quarter of 2008, Tow Settlement proceeds of $200,206 in the first quarter of 2008 and other settlements of $60,000 in the first quarter of 2008. There were no settlements in 2007 through June 30. Interest income for the six months ended June 30, 2008 increased from 2007 due primarily to higher invested cash balances provided by the Deloitte Litigation settlement in the third quarter of 2007. Operating expenses for the six months ended June 30, 2008 are slightly down compared to February 13, 2007 through June 30, 2007 due to reduced litigation professional expenses. Litigation professional expenses are higher in 2007 due to expenses incurred for the Deloitte Litigation which was settled in the third quarter of 2007. As a result of the increase in interest income, higher settlement revenues coupled with reduced operating expenses, the net loss of approximately $11.2 million for the six months ended June 30, 2008 was approximately $4.1 million lower than the loss from February 13, 2007 through June 30, 2007.

Financial Condition and Cash Flows

The ART’s sources of liquidity result from (a) the $25 million transferred to the ART by Adelphia pursuant to the Plan on the Effective Date, (b) the successful resolution of Causes of Action and (c) earnings on invested cash balances. Receipts from these sources are used to pay professional and operating expenses of the ART and as Distributions to the Holders after reserving cash reserves required to pay future professional and operating expenses of the ART. After careful evaluation of future needs it has been determined that a Distribution at this time is inappropriate. No Distributions have been made through June 30, 2008 and none have been planned.

Given current cash balances totaling approximately $172.0 million and expected expenses and other potential disbursements and Distributions, the ART does not expect a deficiency in liquidity in the next twelve months. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that current liquidity will be adequate to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and or seeking methods to reduce legal professional and administrative costs are all strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the ART’s ability to maximize recoveries from settlements.

The nature of the ART’s operation does not give rise to capital expenditures and there are no current or expected commitments for capital expenditures in the next twelve months. Should a need for capital expenditures arise, the ART would fund the requirement from existing assets. Additionally, the ART currently has no long-term contracts or other long-term obligations.

Cash balances at June 30, 2008 of approximately $172.0 million are approximately $17.7 million lower than December 31, 2007 due to a net loss over the six months ended June 30, 2008 of  approximately $11.2 million and an additional use of cash by operating activities of approximately $6.5 million, primarily related to reducing accrued expenses. Other uses of cash from operating activities include the purchase of prepaid insurance and the accrual of interest on a settlement receivable.

Debt and Other Long-term Obligations

The ART has no debt, capital or operating lease or other long-term obligations and has no current plans to incur such obligations.

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

This report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the ART. The actual results of the ART could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the number and amounts of litigations and/or settlements which are successful, delays in obtaining proceeds, the amount of funding required for the litigations and other operating expenses, economic conditions, changes in tax and other governmental rules and regulations applicable to the ART, and other risks identified and described in the Form 10 filed with the SEC on April 30, 2008 and amended on July 2, 2008. These risks and uncertainties are beyond the ability of the ART to control, and in many cases, the ART cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report the words “believes,” “estimates,” “plans,” “expects,” and “anticipates” and similar expressions as they relate to the ART or its management are intended to identify forward-looking statements

Item 4                                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The ART maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to ART Trustees and the Trust Administrator as appropriate, to allow timely decisions regarding required financial disclosure.

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the quarter ended June 30, 2008. Based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, the Trustees and the Trust Administrator concluded that as of June 30, 2008, our disclosure controls and procedures were effective.

Limitations on the Effectiveness of Controls

The Trustees and the Trust Administrator do not expect that our disclosure controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Trust have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation of our disclosure controls and procedures for the quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1                                        Legal Proceedings

Except as set forth below, there have been no material developments in the legal proceedings described in the ART’s Form 10 as filed April 30, 2008 and as amended July 2, 2008.

On June 18, 2008, the District Court dismissed certain fraudulent transfer claims, voidable preference claims, and equitable subordination and disallowance claims.  Motions to dismiss other claims remain pending.  Certain defendants have moved for entry of a final judgment as to the claims dismissed against them.   Those motions are pending.   Under the current scheduling order, the trial on the remaining claims will commence no earlier than March 2009.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART.

Item 1A.                           Risk Factors

As of the date of this filing there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Form 10 as filed April 30, 2008 and as amended July 2, 2008.

Item 6                                        Exhibits

31.1	Section 302 Certification of Trustee
31.2	Section 302 Certification of Trust Administrator
32.1	Certification of Trustee pursuant to 18 U.S.C. 1350 Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification Trust Administrator pursuant to 18 U.S.C. 1350 Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2008

By: Quest Turnaround Advisors, LLC
as Trust Administrator of the Adelphia Recovery Trust
/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Member