Form 10-Q
period 2008-09-30
Adelphia Recovery Trust
filed 2008-11-10
CIK 1433669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

ADELPHIA RECOVERY TRUST

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

Condensed Balance Sheets as of September 30, 2008 and December 31, 2007

Condensed Statements of Operations for the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and for the periods from February 13, 2007 (date established) to September 30, 2007

Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and for the period from February 13, 2007 (date established) to September 30, 2007

Notes to Condensed Financial Statements

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 4. CONTROLS AND PROCEDURES

PART II

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 6. EXHIBITS

SIGNATURES

CERTIFICATIONS

PART 1 -  FINANCIAL INFORMATION

Item 1   Financial Statements

Adelphia Recovery Trust

Unaudited Condensed Balance Sheets

	September 30, 2008	December 31, 2007

Assets
Cash and cash equivalents	$166,599,397	$189,684,573
Prepaid insurance	527,426	124,670
Note and accrued interest receivable	5,291,275	4,998,757
Total assets	$172,418,098	$194,808,000

Liabilities and net assets
Accrued expenses	$866,767	$6,819,802
Total liabilities	866,767	6,819,802

Net assets	171,551,331	187,988,198

Total liabilities and net assets	$172,418,098	$194,808,000

See accompanying notes to the condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Operations

	For the quarter ended September 30, 2008	For the quarter ended September 30, 2007	For the nine months ended September 30, 2008	For the Period from February 13, 2007 (date established) to September 30, 2007

Revenues
Litigation - court approved settlements	$—	$172,375,250	$200,206	$172,375,250
Litigation - other settlements	—	—	910,194	—
Interest income	1,034,219	1,649,145	3,825,198	2,124,046
Total revenues	1,034,219	174,024,395	4,935,598	174,499,296

Operating expenses
General and administrative expenses	481,901	509,358	1,930,382	1,320,597
Professional expenses - litigation	5,589,722	5,809,634	17,577,987	19,431,414
Professional expenses - administrative	199,329	466,531	1,864,096	1,857,118
Total operating expenses	6,270,952	6,785,523	21,372,465	22,609,129

Net income (loss)	$(5,236,733)	$167,238,872	$(16,436,867)	$151,890,167

See accompanying notes to the condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Cash Flows

	For the nine months ended September 30, 2008	For the Period from February 13, 2007 (date established) to September 30, 2007

Operating activities
Net income (loss)	$(16,436,867)	$151,890,167
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Insurance funded by Debtor	—	1,043,750
Changes in operating assets and liabilities:
Prepaid insurance	(402,756)	(391,406)
Note and accrued interest receivable	(292,518)	(4,901,251)
Accrued expenses	(5,953,035)	12,407,088
Net cash (used) provided by operating activities	(23,085,176)	160,048,348

Financing activities
Contribution from Debtor - cash	—	25,000,000
Net cash provided by financing activities	—	25,000,000

Net change in cash and cash equivalents	(23,085,176)	185,048,348
Cash and cash equivalents, beginning of period	189,684,573	—
Cash and cash equivalents, end of period	$166,599,397	$185,048,348

See accompanying notes to the condensed financial statements.

ADELPHIA RECOVERY TRUST

Notes to the Condensed Financial Statements – September 30, 2008 (Unaudited)

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

2                                          Basis of Presentation

The accompanying interim unaudited condensed financial statements of the ART have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and with the instructions to Form 10-Q.  As such, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of the Trustees, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim unaudited condensed financial statements have been included.  These condensed financial statements should be read in conjunction with the ART’s audited financial statements as of December 31, 2007 and for the period from February 13, 2007 (date established) to December 31, 2007 included in its Form 10 as filed on April 30, 2008 and as amended on July 2, 2008.

3                                          Related Party Transactions

The Trust Administrator and Adelphia continue to provide administrative support to the ART including maintaining electronic data and paper documents used in prosecuting the Causes of Action, financial reporting and support for Distributions when they might occur (including maintenance of data related to the implementation of Plan provisions). These services have and will continue to be provided at no cost to the ART under the terms of various agreements between the Trust Administrator and Adelphia. The ART financial statements do not reflect any amounts for these services.

4                                          Causes of Action and Contingencies

Except as set forth below, there have been no material developments in the legal proceedings described in the ART’s Form 10 as filed April 30, 2008 and as amended July 2, 2008 or as updated in the ART’s Form 10-Q for the quarter ended June 30, 2008 as filed on August 11, 2008.

Bank Litigation

On June 18, 2008, the District Court dismissed certain fraudulent transfer claims, voidable preference claims, and equitable subordination and disallowance claims.  Motions to dismiss other claims remain pending. Certain defendants have moved for entry of a final judgment as to the claims dismissed against them.  Those motions are pending.  Under the current scheduling order, the trial on the remaining claims will commence on February 22, 2010.

Motorola Litigation

On August 22, 2007, plaintiffs moved for summary judgment to disallow a portion of the defendants’ claims against certain Adelphia debtors. Plaintiffs’ motion is pending. Discovery is ongoing and the bankruptcy court has ordered the parties to be ready for trial on the claims for equitable subordination and equitable disallowance on April, 20 2009.

Prestige and FPL Litigation

The Prestige action seeks to recover fraudulent transfers in connection with Adelphia’s purchase of the assets of Prestige Communications of N.C., Inc., an acquisition that closed on July 5, 2000, as well as a claim that the owners of the Prestige Cable Systems aided and abetted breaches of fiduciary duty on the part of the Rigas family in connection with the transaction. The District Court has not set a trial date in the Prestige action.

The FPL action seeks to recover an alleged fraudulent transfer arising out of Adelphia’s repurchase of certain of its stock from FPL in January 1999 for $149.5 million. The trial date in the FPL action is June 7, 2010.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

5                                          Subsequent Events

Subsequent to September 30 and before November 10, 2008, there have been no events that would be material to the financial statements of the ART, including Cause of Action settlements or judgments or Distributions or decisions concerning future Distributions.

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

Distributions will be made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration. As of the date hereof, the Trustees have determined the present best course of action is to retain the existing cash in reserve to administer the ART and fund the prosecution of the Causes of Action. Consequently, there have been no Distributions through the filing date of this Form 10-Q and none have been planned.

On the Effective Date, the ART was formed. As of September 30, 2008, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

Series of Interest:
Series RF	115,000,000
Series Arahova	722,639,681
Series FrontierVision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2(2)	281,960,771
Series ACC-3	119,430,302
Series ESL(1)	17
Series ACC-4	1,790,968,272
Series ACC-5 (1)	458
Series ACC-6B	150,000,000
Series ACC-6B1(1)	3
Series ACC-6D	575,000,000
Series ACC-6D1(1)	229,004
Series ACC-6E/F	935,812,456
Series ACC-6E/F1(1)	277,210
Series ACC-7	217,022,640
Series ACC-7A (1)	1,537,766,752

(1)

For each of these categories of Interests (which include disputed claims), each holder of a disputed claim was awarded one Interest. The number of Interests is expected to change based on the resolution of disputed claims.

(2)	For this category of Interests (which include disputed claims), the number of Interests outstanding could change based on the resolution of disputed claims.

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

Third Quarter 2008 compared to the Third Quarter 2007

There were no court approved or other litigation settlements in the three months ended September 30, 2008.  In the prior year for the same quarter there were court approved settlements with Deloitte and Touche LLP (the “Deloitte Litigation”) for $167.5 million and other parties for $4.9 million. There were no other settlements in the three months ended September 30, 2007. The nature of ART revenues causes significant fluctuations in quarterly performance and these fluctuations are expected to continue. Both quarters ended September 30, 2008 and September 30, 2007 reflect interest income from invested cash balances of the ART. The decrease in interest income of approximately $615,000 for the quarter ended September 30, 2008 compared to the same quarter in the prior year is due to lower invested cash balances caused by ART operating costs reducing cash balances as well as reduced investment yields. Operating expenses of the ART for the quarter ended September 30, 2008 are similar to the same period in 2007 due to ongoing costs associated with prosecuting the outstanding Causes of Action and operating the ART. As a result of reduced settlement revenue of $172.4 million in the three months ended September 30, 2008 compared to the same period in 2007 along with reduced interest income of approximately $615,000 offset by slightly decreased operating expenses of approximately $515,000, the ART recognized a loss of $5.2 million.

Nine months ended September 30, 2008 versus the period from February 13, 2007 (date established) to September 30, 2007

Litigation settlements for the nine months ended September 30, 2008 are significantly reduced from the previous year for the period from February 13, 2007 (date established) through September 30, 2007 due to the aforementioned litigation settlements totaling $172.4 million that occurred in the third quarter of 2007. This compares to litigation settlements for the nine months ended September 30, 2008 that totaled $1.1 million. The 2008 revenues include the recovery of a claim from a previous Adelphia vendor for $850,194 in the second quarter of 2008, Tow Settlement proceeds of $200,206 in the first quarter of 2008 and other settlements of $60,000 in the first quarter of 2008. Interest income was $1.7 million higher for the nine months ended September 30, 2008 compared to the period from February 13, 2007 to September 30, 2007 due to significantly higher average invested cash balances derived from the Deloitte Litigation settlement that occurred in August 2007.

Operating expenses for the nine months ended September 30, 2008 are approximately $1.2 million less than those incurred from February 13, 2007 through September 30, 2007. Professional expenses incurred to pursue the Causes of Action have decreased $1.9 million over the same period primarily due to the settlement of the Deloitte Litigation. This settlement caused an increase in legal and expert professional costs for the period from February 13, 2007 through September 30, 2007 that did not recur in the nine months ended September 30, 2008. The decreases in professional expense were offset by increases in general and administrative expenses. Specifically, general and administrative expenses (including professional administrative costs) have increased approximately $610,000 due to increases in Trustee compensation and expenses of $455,000, increase audit and tax costs of approximately $171,000, increases of approximately $110,000 for banking related expenses and other increases of approximately $21,000 offset by a reduction in insurance costs of approximately $147,000.

Net income was $151.9 million for the period from February 13, 2007 to September 30, 2007 compared to a net loss of $16.4 million for the nine months ended September 30, 2008 due to previously discussed revenue reductions over the same period of $169.6 million offset by total operating expense reductions, as discussed above, of $1.2 million.

Financial Condition and Cash Flows

The ART’s sources of liquidity result from (a) the $25 million transferred to the ART by Adelphia pursuant to the Plan on the Effective Date, (b) the successful resolution of Causes of Action and (c) earnings on invested cash balances. Receipts from these sources are used to pay professional and operating expenses of the ART and as Distributions to the Holders after reserving cash required to pay future professional and operating expenses of the ART. After careful evaluation of future needs it has been determined that a Distribution at this time should not occur. No Distributions have been made through September 30, 2008 and none are expected.

Given cash and cash equivalent balances as of September 30, 2008 totaling approximately $166.6 million and expected expenses and other potential disbursements, the ART does not expect a deficiency in liquidity in the next twelve months. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that current liquidity will be adequate to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and or seeking methods to reduce legal professional and administrative costs are all strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the ART’s ability to maximize recoveries from settlements.

The nature of the ART’s operation does not give rise to capital expenditures and there are no current or expected commitments for capital expenditures in the next twelve months. Should a need for capital expenditures arise, the ART would fund the requirement from existing assets. Additionally, the ART currently has no long-term contracts or other long-term obligations.

Cash and cash equivalent balances at September 30, 2008 of approximately $166.6 million are approximately $23.1 million lower than December 31, 2007 due to a net loss for the nine months ended September 30, 2008 of approximately $16.5 million and an additional use of cash by operating activities of approximately $6.6 million, primarily related to the payment of $5.9 million in accrued expenses. Other uses of cash from operating activities include the purchase of prepaid insurance and the accrual of interest on a settlement receivable. Available cash is invested in either FDIC insured deposit accounts or a federally insured money market fund invested in short-term U.S. Treasury and government agency securities. The money market fund manager has elected to participate in the Treasury Department’s temporary guarantee insurance program for money market funds.

Debt and Other Long-term Obligations

The ART has no debt, capital or operating lease or other long-term obligations and has no current plans to incur such obligations.

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

This report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the ART. The actual results of the ART could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the number and amounts of litigations and/or settlements which are successful, delays in obtaining proceeds, the amount of funding required for the litigations and other operating expenses, economic conditions, changes in tax and other governmental rules and regulations applicable to the ART, and other risks identified and described in the Form 10 filed with the SEC on April 30, 2008 and amended on July 2, 2008. These risks and uncertainties are beyond the ability of the ART to control, and in many cases, the ART cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report the words “believes,” “estimates,” “plans,” “expects,” and “anticipates” and similar expressions as they relate to the ART or its management are intended to identify forward-looking statements.

Item 4                                                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The ART maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to ART Trustees and the Trust Administrator as appropriate, to allow timely decisions regarding required financial disclosure.

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of the quarter ended September 30, 2008. Based on their evaluation of the effectiveness of the design and operation of the ART’s disclosure controls and procedures, the Trustees and the Trust Administrator concluded that as of September 30, 2008, the ART’s disclosure controls and procedures were effective.

Limitations on the Effectiveness of Controls

The Trustees and the Trust Administrator do not expect that the ART’s disclosure controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Trust have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2008, there were no changes in the ART’s internal control over financial reporting for the quarter then ended that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1                                                                Legal Proceedings

Except as set forth below, there have been no material developments in the legal proceedings described in the ART’s Form 10 as filed April 30, 2008 and as amended July 2, 2008 or as updated in the ART’s Q2 10Q filed on August 11, 2008.

Bank Litigation

On June 18, 2008, the District Court dismissed certain fraudulent transfer claims, voidable preference claims, and equitable subordination and disallowance claims.  Motions to dismiss other claims remain pending. Certain defendants have moved for entry of a final judgment as to the claims dismissed against them.  Those motions are pending.  Under the current scheduling order, the trial on the remaining claims will commence on February 22, 2010.

Motorola Litigation

On August 22, 2007, plaintiffs moved for summary judgment to disallow a portion of the defendants’ claims against certain Adelphia debtors. Plaintiffs’ motion is pending. Discovery is ongoing and the bankruptcy court has ordered the parties to be ready for trial on the claims for equitable subordination and equitable disallowance on April, 20 2009.

Prestige and FPL Litigation

The Prestige action seeks to recover fraudulent transfers in connection with Adelphia’s purchase of the assets of Prestige Communications of N.C., Inc., an acquisition that closed on July 5, 2000, as well as a claim that the owners of the Prestige Cable Systems aided and abetted breaches of fiduciary duty on the part of the Rigas family in connection with the transaction. The District Court has not set a trial date in the Prestige action.

The FPL action seeks to recover an alleged fraudulent transfer arising out of Adelphia’s repurchase of certain of its stock from FPL in January 1999 for $149.5 million. The trial date in the FPL action is June 7, 2010.

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

Date: November 10, 2008

By: Quest Turnaround Advisors, LLC
as Trust Administrator of the Adelphia Recovery Trust

/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Member