Form 10-K
period 2008-12-31
Adelphia Recovery Trust
filed 2009-03-10
CIK 1433669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number: 000-53209

Adelphia Recovery Trust

(Exact name of registrant as specified in its charter)

Delaware	11-6615508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

919 North Market Street, 17th Floor, P.O. Box 705

Wilmington, Delaware 19899

(Address of Principal Executive Offices) (Zip Code)

302-652-4100 Attn: Dean Ziehl

(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(g) of the Act:

CVV Series ACC-7 Interests

(Title of Classes)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐   No  ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

(Mark One)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$0

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☐   No  ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

Item 1. Business.

Overview

The Adelphia Recovery Trust (the “ART”) was formed as a Delaware statutory trust pursuant to that certain First Modified Fifth Amended Joint Chapter 11 Plan of Reorganization (the “Plan”) of Adelphia Communications Corporation (“Adelphia”) and certain of its subsidiaries. The purpose of the ART is to prosecute the various causes of action transferred to the ART pursuant to the Plan (the “Causes of Action”) and distribute to the owners (the “Holders”) of the interests in the ART (“Interests”) the net proceeds of such Causes of Action, according to the relative priorities established pursuant to the Plan, subject to the retention of various amounts to fund the prosecution of those Causes of Action and operations of the ART. Pursuant to the Plan, in addition to the Causes of Action, Adelphia transferred $25 million in cash to the ART and paid certain expenses of the ART, in order to fund the initial expenses of operation. The ART has no purpose other than to prosecute its Causes of Action and to distribute net proceeds to Holders.

Adelphia and certain of its subsidiaries filed for bankruptcy protection under Chapter 11 in June 2002. During the bankruptcy, on July 31, 2006 substantially all of the assets of Adelphia were sold for a combination of cash and stock in Time Warner Cable (“TWC”). In late 2006, representatives of various groups of creditors reached agreement on the allocation and distribution of the cash, TWC stock, other proceeds from the sale of estate assets and relative priorities to any distributions arising from the Causes of Action contributed to the ART. This agreement was embodied in the Plan, which was confirmed in January 2007 and became effective on February 13, 2007. Under the Plan, the creditors and equity holders of Adelphia and certain of its subsidiaries received one or more of the following: cash, TWC stock, rights to future distributions from Adelphia excess reserves up to payment in full and the Interests.

Interests allocated to holders of disputed claims and equity interests were deemed transferred to a reserve that is a “disputed ownership fund” for tax purposes (pursuant to the Plan and U.S. Treasury Regulations Section 1.468B-9(c)). The disputed ownership fund (the “ART DOF”) is a separate taxable entity. The ART DOF and issues relating to the ART DOF are not the subject of this Form 10-K.

The ART will dissolve upon the earlier of the distribution of all of its assets to the Holders or the fifth anniversary of its creation. However, the Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) may approve an extension of the term if deemed necessary for the purposes of resolving the Causes of Action and distributing the net proceeds to Holders.

As set forth in the Plan and the Declaration of Trust for the ART, as amended (the “Declaration”), the ART is administered by five trustees (the “Trustees”). These Trustees are authorized to carry out the purposes of the ART. In particular, the Trustees are responsible for protecting, maintaining, liquidating to cash and maximizing the value of the Causes of Action contributed to the ART, whether by litigation, settlement or otherwise.

Distributions

Pursuant to the Plan and the Declaration, distributions to Holders are net of any costs and expenses incurred by the ART in connection with administering, litigating or otherwise resolving the various Causes of Action. Such amounts withheld from distribution may also include fees and expenses of the Trustees, premiums for directors and officers insurance, and other insurance and fees and expenses of attorneys and consultants. Distributions will be made only from assets of the ART and only to the extent that the ART has sufficient assets (over amounts retained for contingent liabilities and future costs and expenses) to make such payments in accordance with the Plan and the Declaration. No distribution is required to be made to any Holder unless such Holder is to receive in such distribution at least $25.00 (per Holder class, name and address),  or unless such distribution is the final distribution to such Holder pursuant to the Plan and the Declaration.

Distributions will be made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration. As of the date hereof, the Trustees have determined the present best course of action is to retain the existing cash in reserve to administer the ART and fund the prosecution of the Causes of Action. Consequently, there have been no distributions through the date of this Form 10—K and none have been announced.

ART Operations and Management

Overview

The Trustees are Mr. Bryan E. Bloom, Mr. Lee S. Hillman, Mr. David P. Stowell, Mr. Ralph J. Takala and Mr. Dean A. Ziehl. The Trustees were appointed by various groups of creditors of the Adelphia estate. The Trustees have authority to carry out the purposes of the ART.

The ART is required to have a Delaware Trustee, and also has an Institutional Trustee. The Delaware Trustee of the ART is Bank of New York Mellon (Delaware) and has been appointed for the purpose of fulfilling the requirements of the Delaware Statutory Trust Act. The Institutional Trustee of the ART is Bank of New York Mellon. The Institutional Trustee is responsible for authentication of ART certificates (for Interests) distributed to Holders, the distribution through a paying agent of amounts due to Holders and the taking of all actions that may be necessary or appropriate for the preservation and the continuation of the ART’s valid existence, rights, franchises, and privileges as a statutory trust. Quest Turnaround Advisors, L.L.C. (“Quest”) is the plan administrator (the “Plan Administrator”) of the debtors named in the Plan (the “Debtors”). Pursuant to the terms of the Plan Administrator Agreement between Quest and the Debtors, Quest and the Debtors agreed with each other to provide certain administrative services to the ART. In order to facilitate the provision of such administrative services, the ART has appointed Quest as the trust administrator of the ART (in that capacity, the “Trust Administrator”).

The Bankruptcy Court has retained exclusive jurisdiction over all matters relating to the ART.

The Trustees

The ART does not have directors, executive officers or employees. The Trustees have the duty and authority to take actions necessary to protect, maintain, liquidate to cash and maximize the value of its Causes of Action, whether by litigation, settlement or otherwise. The Declaration includes the following material duties and powers of the Trustees:

• taking any action necessary or desirable to carry out the purposes of the ART;

• maintaining the value of the assets of the ART;

• making distributions to the Holders;

• determining reserves to cover future costs and expenses associated with the ART;

• causing the ART to retain professionals or employees or agents as they may deem necessary to aid in the performance of their responsibilities pursuant to the terms of the Declaration and the Plan, including the prosecution of Causes of Action and the liquidation and distribution of the assets of the ART;

• causing the ART to pay all costs and expenses incurred in connection with the prosecution of Causes of Action and the administration of the ART;

• filing any and all tax returns with respect to the ART;

• causing valuations of property transferred to and held by the ART to be made for all United States federal income tax purposes; and

• winding up the affairs and liquidation of the ART.

A Trustee may be removed, but only by (i) the creditor(s) who appointed such Trustee or (ii) Bankruptcy Court order made after such notice and hearing as the Bankruptcy Court may direct. Any motion to remove a Trustee must be for cause shown and can only be brought by the Official Committee of Unsecured Creditors of Adelphia Communications Corporation (the “Creditors Committee”). Upon the death, resignation, removal or incompetency (determined by a court of competent jurisdiction) of a Trustee, the applicable creditor(s) who initially appointed such Trustee will have the authority to appoint a successor Trustee, provided, however, that if such creditor(s) does not make such appointment within 40 days of such death, resignation, removal or determination of incompetency, a majority of the remaining Trustees will have the power to appoint a successor Trustee. If a successor Trustee has not been appointed within 60 days of such written notice, the remaining Trustees may petition the Bankruptcy Court to appoint a successor Trustee.

Audit Committee

The Audit Committee of the ART is appointed by the Trustees to oversee (i) the integrity of the financial statements of the ART, (ii) the accounting and financial reporting processes of the ART and its audits, (iii) the independent auditor of the ART and the independence, qualifications and performance of such auditor, (iv) the performance of the internal audit function and independent auditor of the ART, in the event that the ART has an internal audit function, and (v) the compliance by the ART with legal and regulatory requirements. The Audit Committee is composed of Mr. Bryan E. Bloom, Mr. Lee S. Hillman, and Mr. Ralph J. Takala (Chairman). The Board of Trustees has determined that Ralph J. Takala, Chairman of the Audit Committee,  is an independent financial expert.

Trust Administrator

The Plan Administrator Agreement between Quest and the Debtors provides that the Plan Administrator will, among other things, cause the Debtors to perform bookkeeping, accounting, financial reporting and other administrative functions of the ART, as reasonably requested by the Trustees and necessary or desirable to support the ART. In addition, the Plan Administrator will cause the Debtors to provide support for the Causes of Action, including: maintaining and providing the ART with access to the books, records and other documents of the Debtors and providing the ART with access to those employees of the Debtors that perform such administrative services. The Plan Administrator also supervises the Debtors in performing the foregoing functions for the ART. Finally, the Plan Administrator assists the ART in the preparation of and execution of required reports, forms or applications for filing with the SEC or other governmental authorities.

In order to facilitate the provision of the services described above, the ART has appointed Quest as the Trust Administrator of the ART. In that capacity, the ART has requested that the Trust Administrator, under direction of the Trustees, provide the following services:

• assist in the preparation of the financial statements of the ART, including quarterly and annual statements; commencing with the financial statements of the ART for the fiscal year ended December 31, 2007;

• assist with establishing, maintaining and evaluating disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15 (e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and internal controls over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), as applicable to the ART;

• assist the ART in the preparation and submission of all filings required of the ART under the Exchange Act;

• sign Exchange Act filings (Form 10, Form 10-K and otherwise) in its capacity as Trust Administrator, including the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2004; and

• assist the ART in such other matters as reasonably requested by the Trustees to enable the ART to comply with the Exchange Act and the Exchange Act Rules.

For its role as Plan Administrator, Quest is compensated exclusively by the Debtors. The ART does not pay Quest any additional amounts of compensation for serving as either Plan Administrator or Trust Administrator. The ART is required to reimburse Quest and the Debtors for out-of-pocket expenses incurred in performance of services on behalf of the ART.

Pursuant to the Plan Administrator Agreement, Quest may be removed as Plan Administrator of the Debtors by the Trustees for cause, upon notice, or without cause, upon 30 day notice. The Trustees may remove Quest as Trust Administrator at any time.

Item 1A. Risk Factors.

The ART is controlled by the Trustees and the Holders have no authority regarding decisions made on behalf of the ART

All decisions concerning the conduct of the Causes of Action and distribution of assets of the ART are to be made by the Trustees, in accordance with the terms of the Plan and Declaration. A decision to settle a Cause of Action requires the approval of a majority of the Trustees. Generally, the Holders have no right to elect or remove a Trustee. A Trustee may be removed, but only by (i) the creditor(s) who appointed such Trustee or (ii) Bankruptcy Court order made after such notice and hearing as the Bankruptcy Court may direct. Any motion to remove a Trustee must be for cause shown and can only be brought by the Creditors Committee.

The ART may not be successful in litigating the Causes of Action or if the ART is successful, there could be a significant delay before any recovery is obtained and distributed

It is not possible to predict whether any distributions will be made to the Holders or, if any distributions are made, the timing and amount of those distributions. The ART will only make distributions to the Holders if and to the extent that it receives proceeds from the Causes of Action, and then only to the extent that the proceeds from the Causes of Action exceed any amounts withheld by the Trustees to fund the prosecution of remaining Causes of Action and operations of the ART. There can be no assurance that the ART will obtain a favorable judgment or settlement with respect to any particular Cause of Action. In addition, if there is a recovery, there can be no assurance as to the timing of any such recovery. To the extent the Causes of Action do not ultimately result in a judgment or settlement favorable to the ART, the value of the Interests will decrease.

Holders will have only limited rights against the Trustees and the Trustees have limited liability to the ART

The Declaration provides that the Institutional Trustee, the Delaware Trustee and the Trustees (and their respective affiliates, directors, officers, employees and representatives) and any officer, employee or agent of the ART or its affiliates will have no liability to the ART or the Holders except for (i) acts or omissions of the Trustees undertaken with the deliberate intent to injure the Holders or with reckless disregard for the best interests of the Holders and (ii) acts or omissions of the Institutional Trustee or Delaware Trustee undertaken with gross negligence, willful misconduct or bad faith. Any liability of the Trustees will be limited to actual, proximate and quantifiable damages.

The Declaration further provides that, with certain exceptions, no Holder has the right to institute any action or proceeding against the Trustees or otherwise under the Declaration unless the Holder has given the Institutional Trustee written notice of default and unless the requisite Holders have joined in the request for such action or proceeding. “Requisite Holders” means the Holders holding Interests that would be entitled to receive more than fifty percent of a hypothetical $50 million distribution of the ART, if such distribution were made as of a date for such determination as reasonably fixed by the Trustees.

The Declaration provides that the Holders have no voting rights (except in connection with certain amendments to the Declaration and except for limited rights in connection with the appointment of a successor Institutional Trustee or Delaware Trustee) and no rights to dividends, liquidation preferences or other distributions other than their pro rata share of the net proceeds of the Causes of Action actually distributed by the Trustees pursuant to the Plan and Declaration.

Even if there is a recovery based on the Causes of Action, there can be no assurances that there will be sufficient funds to make any distributions to Holders

Even if the ART obtains a settlement or award based on the Causes of Action, there can be no assurance that the Holders will receive any proceeds from such settlement or award. Prior to Holders receiving any payments, the Trustees will pay all of the expenses of the ART and may set aside funds for future expenses or contingencies of the ART. Furthermore, distributions (if any) to a particular class of Interests is contingent upon payment in full (or in some cases, in part) to classes of Interests with higher distribution priorities.

Potential conflicts of interest exist among the classes of Interests

The existence of separate classes of Interests and the different distribution priority of each class could give rise to occasions when the interests of the Holders could diverge, conflict or appear to diverge or conflict. Operational and financial decisions by the Trustees regarding the litigation could favor one group of Holders over another, adversely affecting the market value of a particular class of Interests or the distribution to that particular class of Interests. For example, the decision to settle a Cause of Action for a smaller amount than that which could potentially be recovered through litigation could favor those classes of Interests with a higher distribution priority in the waterfall, as those classes would be more likely to ultimately receive a distribution with respect to such a settlement as opposed to those with a lower distribution priority in the waterfall.

There is no trading market for the Interests, which could limit liquidity, and it may be difficult to establish a price per Interest

There is no current established trading market for the Interests and the ART does not intend to seek to have the Interests listed on an exchange or a national market. There is minimal trading in the over the counter market on the pink sheets, which has limited liquidity. The price of the Interests may depend on a number of factors, including (but not limited to) the nature of court decisions, speculation about the outcome of the Causes of Action and the sufficiency of the funds available to the ART to prosecute the Causes of Action. There may be wide fluctuations in the price of the Interests. See Management’s discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K.

The outcome of litigation is inherently speculative and limited information regarding their developments and potential outcomes will be available; therefore, it may be difficult for Holders to assess the amount of recovery

The ART files annual reports on Form 10-K and quarterly reports on Form 10-Q that will include an overview of the status of the pending Causes of Action. The ART will also advise Holders if there is a material final judicial decision in any of the Causes of Action or any material settlements. The ART’s ability to disclose details of the Causes of Action in this filing or in future public filings may be limited, however, by the inherent nature and rules of judicial proceedings, including, among other things, proceedings and filings that are sealed by a court, matters involving attorney-client and work product privilege and proceedings that are conducted on a confidential basis by agreement of the parties, such as settlement negotiations. Furthermore, due to the speculative nature of litigation, it may be difficult for holders to make a meaningful determination of the potential outcome on any Cause of Action.

A Holder’s tax liability could exceed distributions

If the ART has income for a taxable year, the appropriate portion of that income may be includable in a Holder’s taxable income, whether or not any cash is actually distributed to the Holder by the ART. The Plan and Declaration permit the Trustees to reserve certain amounts to fund, among other things, operating and other expenses, and do not contain a mandatory tax distribution provision. Therefore, for any particular year there may be no distribution or a distribution that is less than a Holder’s tax liability on its share of the income of the ART.

Certain tax positions are subject to challenge by the Internal Revenue Service.

Certain tax positions taken by the ART could be challenged by the Internal Revenue Service. If successful, such challenge could result in additional taxable income or accelerated income recognition to the Holders.  For tax purposes, the ART’s assets were deemed transferred by the bankruptcy estate to the Holders, who then contributed them to the ART.  The ART was required to value the assets transferred to it on the formation of the trust and to notify Holders of those valuations.  The Holders were then responsible for determining their individual tax consequences of the transfer.  Because the assets are litigation claims against third parties, they are difficult to value with precision.  The Internal Revenue Service could disagree with the value determined by the ART, and if the IRS were to sustain a higher valuation that could result in additional taxable income to the Holders.  In addition, the ART has taken the position that recoveries from settlements and litigation constitute basis recovery first, and any additional recoveries will be treated as gain.  The Internal Revenue Service could take a different position with respect to basis recovery, which if successful would accelerate the timing of income recognition.

The ART’s ability to recover a judgment or settlement payment may be affected by the financial condition of a defendant.

Adverse economic conditions affecting, or the financial condition of, a defendant may affect the ART’s ability to collect a judgment or settlement payment from that defendant or may cause a delay in such collection.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The ART does not own or lease any physical properties.

Item 3. Legal Proceedings.

Pending Causes of Action

Bank Litigation

On July 6, 2003, the Creditors Committee filed a complaint (the “Creditors Committee Complaint”) in the Bankruptcy Court for the Southern District of New York against Adelphia’s pre-petition commercial banks and lenders, Adelphia’s former investment bankers and financial advisors, and assignees of Adelphia’s pre-petition bank debt. The Creditors Committee Complaint asserted 52 Causes of Action seeking (a) recovery as fraudulent transfers the principal and interest paid by Adelphia to defendants, (b) avoidance as fraudulent obligations Adelphia’s obligations, if any, to repay the defendants, (c) recovery of damages for fraud and breaches of fiduciary duties to Adelphia and for aiding and abetting fraud and breaches of fiduciary duties by members of the Rigas family relating to Adelphia’s credit facilities, (d) equitable disallowance, subordination or re-characterization of each of the defendants’ claims in Adelphia’s bankruptcy cases, (e) avoidance and recovery of preferential transfers made to certain defendants shortly prior to Adelphia’s bankruptcy filing, and (f) recovery of damages for violations of the Bank Holding Company Act. In addition, the Creditors Committee and Adelphia moved in the Bankruptcy Court seeking authority for the Committee to prosecute these claims together with Adelphia (the “Standing Motion”). On July 31, 2003, the Official Committee of Equity Security Holders for Adelphia filed a motion with the Bankruptcy Court to assert additional claims against the defendants in the form of an intervenor complaint. The Equity Committee was granted leave to file its complaint (the “Equity Committee Complaint”), which joined certain of the claims asserted in the Creditors Committee Complaint and also asserted new claims against the investment bank defendants for fraudulent concealment and against the agent bank and investment bank defendants for fraud and RICO violations.

In October 2003, various defendants moved to dismiss both complaints and filed objections to the Standing Motion. On August 30, 2005, the Bankruptcy Court granted the Standing Motion, holding that the Creditors Committee had standing to pursue the claims in the Original Complaint on behalf of, and together with, Adelphia. On February 9, 2006, the United States District Court for the Southern District of New York granted a motion filed by certain defendants to withdraw the reference to the Bankruptcy Court, subject to the proviso, with the consent of all parties, that the motions to dismiss would remain with the Bankruptcy Court. No decision was rendered on the motions to dismiss during the Adelphia bankruptcy proceedings. The claims asserted in the Creditors Committee Complaint and the Equity Committee Complaint were transferred to the ART pursuant to the Plan.

In 2007, the Bankruptcy Court issued separate decisions with respect to each of the two complaints. In re Adelphia Commc’ns Corp., 365 B.R. 24, 62 (Bankr. S.D.N.Y. 2007); In re Adelphia Commc’ns Corp., Adversary No. 03-04942 (REG), 2007 WL 2403553 at *11 (Bankr. S.D.N.Y. Aug. 17, 2007). In the first decision, the Bankruptcy Court sustained the fraudulent transfer claims, the aiding and abetting breach of fiduciary duty claims, the breach of fiduciary duty claims against certain defendants, the equitable subordination and disallowance claims, the Bank Holding Company Act claims, and the voidable preference claims in the Creditors Committee Complaint, but dismissed, with leave to replead, the claims for aiding and abetting fraud. In the second decision, the Bankruptcy Court dismissed the additional claims asserted in the Equity Committee’s Complaint, but granted leave to replead the claims for fraud and fraudulent concealment.

On July 10, 2007, all of the original moving defendants sought leave to appeal with respect to all the claims in the Creditors Committee’s Complaint that the Bankruptcy Court had declined to dismiss. The District Court denied leave to appeal from the rulings that sustained the fraudulent transfer claims, the voidable preference claims, and the equitable subordination claims, but granted leave to appeal on certain discrete issues of law concerning the ART’s standing, application of the Bank Holding Company Act, the existence of equitable disallowance under the Bankruptcy Code, and the existence of aiding and abetting breach of fiduciary duty liability under Pennsylvania law as well as the adequacy of the pleadings on that claim. Adelphia Recovery Trust v. Bank of Am., N.A., No. 05 Civ 9050 (LMM), 2007 WL 2585065 (S.D.N.Y. Sept. 05, 2007); Adelphia Recovery Trust v. Bank of Am., N.A., No. 05 Civ. 9050 (LMM), 2007 WL 2890220 (S.D.N.Y. Sept. 28, 2007).

On October 31, 2007, while the appeal was pending, the ART filed an Amended Complaint. The Amended Complaint (i) consolidated the earlier complaints into a single complaint; (ii) added additional allegations to support the claims on which the Bankruptcy Court granted leave to replead (aiding and abetting fraud, fraudulent concealment, and fraud); and (iii) added as defendants approximately 380 new entities that became assignees of the Adelphia bank debt after the original complaints were filed. Certain defendants filed motions to dismiss the Amended Complaint and certain defendants filed answers to the Amended Complaint.

In its January 17, 2008 decision on appeal, the District Court concluded, inter alia, that the ART had standing to assert the tort claims and the Bankruptcy Court properly had sustained the claims for aiding and abetting breach of fiduciary duty and equitable disallowance. The Court dismissed the Bank Holding Company Act claim with leave to replead to cure an ambiguity in the original allegations. Adelphia Recovery Trust v. Bank of Am., N.A., No. 05 Civ 9050 (LMM), 2008 WL 217057 at *6, 13 (S.D.N.Y. Jan. 17, 2008). The Bank Holding Company Act claims subsequently were repleaded in a Second Amended Complaint filed March 4, 2008. Certain defendants filed motions to dismiss the repleaded Bank Holding Company Act claims set forth in the Second Amended Complaint.

On June 18, 2008, the District Court dismissed certain fraudulent transfer claims, voidable preference claims, and equitable subordination and disallowance claims. Under the current scheduling order, the trial on the remaining claims will commence on February 22, 2010.

With respect to the claims dismissed by the District Court on June 18, 2008 and certain claims dismissed in 2007 by the Bankruptcy Court, the District Court entered a final judgment.  The ART filed a timely notice of appeal and the appeal is pending in the Second Circuit Court of Appeals.  No schedule for the appeal has been set.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Motorola Litigation

On June 22, 2006, Adelphia filed an adversary complaint against Motorola, Inc. and certain of its subsidiaries, as well as transferees of claims filed by Motorola in the Adelphia bankruptcy cases in the Bankruptcy Court for the Southern District of New York. The complaint seeks recovery for (a) Motorola’s aiding and abetting breaches of fiduciary duty by members of the Rigas family in manipulating Adelphia’s financial statements and performance results for the fiscal years 2000 and 2001; (b) avoidance and recovery of preferential and fraudulent transfers made to Motorola of more than $60 million; (c) avoidance of purported (but unperfected) liens asserted by Motorola; and (d) equitable disallowance or subordination of Motorola’s claims in the Adelphia bankruptcy cases (the total face amount of which is approximately $66.6 million).

The ART and Adelphia are co-plaintiffs in this litigation. On September 11, 2007, Adelphia and the ART amended the complaint against Motorola to add a cause of action for equitable disallowance and additional factual allegations. If Adelphia and the ART do not prevail on the claim for equitable disallowance, Adelphia has an interest senior to the ART to receive the amount necessary to offset any of Motorola’s claims allowed by the Bankruptcy Court.

On August 22, 2007, plaintiffs moved for summary judgment to disallow a portion of the defendants’ claims against certain Adelphia debtors. Plaintiffs’ motion is pending. Discovery is ongoing and the bankruptcy court has ordered the parties to be ready for trial on the claims for equitable subordination and equitable disallowance on April 20, 2009.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Prestige and FPL Litigation

On June 24, 2004, the Unsecured Creditors’ Committee filed two separate fraudulent conveyance complaints, one against FPL Group, Inc. and West Boca Security, Inc. (“FPL”) and the other against Prestige Communications of NC, Inc., Jonathan J. Oscher,  Lorraine Oscher McClain, Robert F. Buckfelder, Buckfelder Investment Trust, and Anverse, Inc. Both actions were filed in the Bankruptcy Court for the Southern District of New York and relate to pre-petition transactions. In a decision dated January 8, 2008, the District Court withdrew the reference in the Prestige action and transferred the case to the District Court. The FPL action remains pending in the Bankruptcy Court. Discovery is ongoing in both actions.

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

Avoidance Actions

On July 31, 2003, Adelphia and its debtor affiliates filed with the Bankruptcy Court their Statements of Financial Affairs, which included a schedule of payments to insider entities made within one year prior to Adelphia’s filing for bankruptcy and payments to non-insider entities made within ninety days prior to Adelphia’s filing for bankruptcy. Subsequently, Adelphia engaged in extensive analysis of all such payments to determine if they could be avoided pursuant to provisions of the Bankruptcy Code.

On April 20, 2004, Adelphia filed a motion seeking to abandon most of the potential actions to avoid the pre-petition payments because, among other reasons, (i) Adelphia believed that pursuing certain of such actions against parties with whom Adelphia was continuing to do business could have a significant adverse impact on important, ongoing business relationships, and (ii) the costs associated with pursuing such actions far outweighed any potential benefit to the Adelphia debtors’ estates that might otherwise result from bringing such actions. In response to certain objections to Adelphia’s motion, Adelphia amended its initial motion.

On May 27, 2004, the Bankruptcy Court entered an order tolling all claims to avoid inter-debtor payments and authorizing the abandonment of potential actions to avoid (i) transfers to taxing authorities; (ii) transfers to human resource providers engaged in business with Adelphia; (iii) transfers determined to have been made in the ordinary course of business; and (iv) certain transfers deemed de minimis. As to the remainder of the transfers made by Adelphia during the relevant one-year and ninety-day periods prior to the bankruptcy filing, Adelphia either (i) entered into tolling agreements with the transferee extending Adelphia’s time to initiate an action, or (ii) filed a complaint and initiated an adversary proceeding against the transferee.

As of June 25, 2004, Adelphia secured approximately 250 tolling agreements with various transferees, including members of the Rigas family, the Rigas family entities, former executives James Brown and Michael Mulcahey, and former directors Erland Kailbourne, Dennis Coyle, Leslie Gelber, and Peter Metros, among others. Certain of these tolling agreements have been amended from time to time. In addition, Adelphia filed approximately 150 complaints in the Bankruptcy Court commencing actions to avoid certain pre-petition transfers and payments. Some of those complaints have since been dismissed after further investigation.

On July 21, 2004, the Bankruptcy Court temporarily stayed all activity in the avoidance actions commenced by Adelphia and approved notice and service procedures in connection therewith.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Settled Litigation

Deloitte & Touche Litigation

On November 6, 2002, Adelphia filed a lawsuit against Deloitte & Touche LLP (“Deloitte”), Adelphia’s former independent auditor, for accounting malpractice in Pennsylvania state court. Adelphia alleged that Deloitte (i) failed to conduct an audit in compliance with generally accepted auditing standards and (ii) provided an opinion that Adelphia’s financial statements conformed with generally accepted accounting principles when Deloitte allegedly knew or should have known that those financial statements did not so conform.

On August 3, 2007, the ART announced that it had reached a settlement with Deloitte to resolve the claims between Adelphia, the ART, and Deloitte in exchange for consideration of $167.5 million, subject to the approval of the Bankruptcy Court. The Bankruptcy Court entered an order approving the settlement on August 16, 2007.

Rosensweig and Tow Litigation

On August 3, 2007, the ART announced the settlement of various pending adversary actions and bankruptcy claims pending in the Bankruptcy Court for the Southern District of New York involving Leonard Tow, his wife, and David Rosensweig, the Trustee of two trusts created in connection with Tow’s exercise of his right to terminate his employment as the Chief Executive Officer of Century Communications Corporation when Adelphia acquired Century in 1999. The settlement provided for a cash payment to the ART of approximately $15.8 million and an interest-bearing note in the principal amount of approximately $4.9 million issued by Adelphia with simple, non-compounding, interest thereon at the rate of 8%. That note is recourse only to the proceeds of a $28 million life insurance policy on the lives of Mr. Tow and his wife, the proceeds of which policy shall not be paid until the death of the last to die of Mr. Tow and his wife. The Bankruptcy Court entered an order approving the settlement on September 6, 2007.

Contingent Liabilities

Litigation Indemnification Fund Litigation

Pursuant to the Third Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code for Century-TCI Debtors and Parnassos Debtors (the “JV Plan”), which became effective on July 31, 2006; the First Modified Fifth Amended Joint Chapter 11 Plan for Adelphia Communications Corporation and Certain of Its Affiliated Debtors (the “Main Plan”), which became effective on February 13, 2007; and certain other orders entered by the Bankruptcy Court, litigation indemnification funds (each, a “LIF”) were created to provide certain defendants in the Bank Litigation (see above) provisional and conditional reimbursement of legal fees and expenses expected to be incurred in connection with defending litigation involving certain credit facilities.

The JV LIF, established in the initial amount of $10 million, was created to fund certain allowable claims for indemnification arising under the Parnassos and Century-TCI prepetition credit facilities.  Subject to certain conditions, the JV LIF is “evergreen” ; in other words, the JV Plan provides the JV LIF will be replenished under certain conditions, such as “upon the receipt . . . of net proceeds of any Designated Litigation” after first deducting any required distribution to the government.

The Main Plan LIFs are fixed in amounts and not subject to replenishment.  Because the JV LIF is evergreen, whereas the Main Plan LIFs are capped, the allocation of defense costs  among the categories of LIFs is a matter of economic significance to Adelphia and the ART.

Certain  bank defendants have asserted claims of approximately $11 million (“JV LIF Claims”) against the evergreen JV LIF.  Adelphia has asserted that the bank defendants are not entitled to reimbursement on the basis, among others, that the JV LIF claims are improper.  On November 13 2008, certain of those claimants filed, or subsequently joined in, the Motion of the Bank of Nova Scotia, Citibank N.A. and The Ad Hoc Committee of Non-Agent Secured Lenders in the Parnassos and Century-TCI Facilities for Payment of Bank Lender Post Effective Date Fee Claims and to Compel Compliance of the Plan Administrator (defined in the JV Plan as Adelphia) and the Art with the Third Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code and the Century TCI Stipulation (the “LIF Motion”).  Other claimants have not taken any action.

Discovery relating to the JV LIF Claims is ongoing and an evidentiary hearing on the Motion is scheduled for April 20, 2009.  If the Bankruptcy Court grants the LIF Motion, the JV LIF may need to be replenished to indemnify the future defense costs of the JV bank defendants.  In addition, the Bankruptcy Court could determine that the JV LIF must be replenished by the amount of the disputed JV LIF Claims while the dispute is still pending.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On June 4, 2008, the Bankruptcy Court granted the ART’s motion for approval to amend the Declaration to remove the ART’s obligation to list the Interests on any national exchange. The amendment was a condition to the ART’s receipt of a private letter ruling from the Internal Revenue Service confirming the ART’s treatment for tax purposes as a pass-through grantor trust so that litigation proceeds generally will not be subject to taxation at the trust level.

There is no established market for any class of Interests. The Interests have not been quoted in the automated quotation system of a registered securities association nor have there been any quotations of any bids for the Interests.

As of February 17, 2009, the approximate number of record holders in each class of Interests was as follows:

Holders
Class	(#)
RF	1
Arahova	59
FrontierVision	17
FPL	3
Olympus	11
ESL	1
ACC-1	87
ACC-2	190
ACC-3	28
ACC-4	61
ACC-5	1
ACC-6B	30
ACC-6B1	1
ACC-6D	40
ACC-6D1	2
ACC-6E/F	49
ACC-6E/F1	3
ACC-7	2,551
ACC-7A	28
Total	3,163

The Interests were issued pursuant to the Plan and their issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 1145 of the Bankruptcy Code.

The Interests were issued to certain creditors of the Adelphia bankruptcy estate pursuant to the Plan. Generally, a creditor received one Interest for each dollar of such creditor’s claim deficiency as of the effective date of the plan, February 13, 2007 (“Effective Date”). The deficiency was equal to the amount of such creditor’s allowed claim plus, in some cases, post-petition accrued interest, less any distributions to such creditor pursuant to the Plan. In the case of CVV Series ACC-7 Interests, each creditor received one Interest for each share of Adelphia Class A Common Stock owned with no regard to dollar value.

Description of Securities to be Registered

The securities being registered are beneficial interests in a grantor trust.  Nineteen classes of claimants and equity groups received Interests in the ART.  A description of the 19 classes that received Interests is set forth in the table below.

Description of Classes of Interests in the Adelphia Recovery Trust

Series	Description
RF	Restitution Fund administered by US Attorney General and the SEC for investors harmed by the activities of prior management

Subsidiary Debtor Claims
Arahova	Senior Notes issued by Century Communications prior to an assumption of the company’s debt by Adelphia Communications Corporation (“ACC”) in an acquisition of Century Communications
FrontierVision	Senior Notes issued by FrontierVision Holdings prior to the assumption of the company’s debt by ACC in an acquisition of FrontierVision
FPL

Claims arising in connection with a note issued by Ft. Myers Acquisition Limited Partnership to Olympus Communications, L.P., assigned to West Boca Security, Inc., and further assigned to Lehman Commercial Paper, Inc.

Olympus	Senior Notes issued by Olympus Communications, L.P. (a joint venture between ACC and unaffiliated third parties that was eventually wholly-owned by ACC) and Olympus Capital Corporation

** ESL(1)	Subsidiary debtor existing Securities Law claims

ACC Debtor Claims
ACC-1	Senior Notes issued by ACC
ACC-2	ACC Trade claims
ACC-3	ACC Other Unsecured claims
ACC-4	Convertible Subordinated Notes issued by ACC

ACC Equity Interests
ACC-5	ACC Existing Securities Law claims
ACC-6B	ACC Series B Preferred Stock
ACC-6B1(1)	ACC Series B Preferred Stock existing Securities Law claims
ACC-6D	ACC Series D Preferred Stock
ACC-6D1(1)	ACC Series D Preferred Stock existing Securities Law claims
ACC-6EF	ACC Series E/F Preferred Stock
ACC-6EF1(1)	ACC Series E/F Preferred Stock existing Securities Law claims
ACC-7	ACC Common Stock
ACC-7A(1)	ACC Common Stock existing Securities Law claims

**                                  Subsidiary preexisting equity claims

(1)                                  For each of these categories of Interests, each holder of a disputed claim was awarded one unit.

Each class of Interest has a different distribution priority.  As set forth in the distribution priority waterfall below, distributions (if any) to certain classes of Interests are contingent upon payment in full (or in some cases, in part) to classes of Interests with higher distribution priorities.  In connection with a distribution, Holders are entitled to receive their pro rata portion of a stated amount and dividends on such stated amount, the rate of which is set forth in the Plan for each class of Interests. However, Holders of CVV Series RF Interests, CVV Series ACC-7 and CVV Series ACC-7A Interests do not earn dividends on their stated amount. A graphical representation of the distribution priority waterfall is set forth below

ART DISTRIBUTION WATERFALL (1)

Aggregate Distributions (2)	Distribution Description (3)	ART Distribution Recipient
		Series RF	50.00%
		Series Arahova	22.94%
		Series ACC-1	21.54%
		Series Olympus	2.50%
		Series FrontierVision	1.25%
		Series ACC-2	0.94%
	Until RF holders have received an aggregate $115	Series ACC-3	0.45%
Up to 230,000,000	million	Series FPL	0.38%

		Series Arahova	45.87%
		Series ACC-1	43.09%
		Series Olympus	5.00%
		Series FrontierVision	2.50%
	Until Series Olympus has received aggregate	Series ACC-2	1.88%
230,000,001 -	distributions of $16 million plus the Olympus Fees,	Series ACC-3	0.91%
512,000,000	plus accrued post-Effective Date dividends	Series FPL	0.75%

		Series Arahova	48.37%
		Series ACC-1	45.43%
		Series FrontierVision	2.50%
		Series ACC-2	1.98%
512,000,001 -		Series ACC-3	0.96%
1,165,000,000	Until cumulative distribution is $1,165 million	Series FPL	0.75%

		Seriers ACC-1	77.24%
		Series Arahova	14.51%
		Series ACC-2	3.37%
	Until Series Arahova has received $625 million plus	Series FrontierVision	2.50%
1,165,000,001 -	the Arahova Fees plus accrued post-Effective Date	Series ACC-3	1.62%
3,145,000,000	dividends	Series FPL	0.75%

		Series ACC-1	90.87%
		Series ACC-2	3.97%
	Until Series FPL has received aggregate distributions	Series FrontierVision	2.50%
3,145,000,001 -	of $6.2 million plus Default Interest, plus accrued	Series ACC-3	1.91%
4,085,000,000	post-Effective Date dividends	Series FPL	0.75%

	Until Series FrontierVision has received aggregate	Series ACC-1	91.57%
	distributions of $85 million plus 80% of the	Series ACC-2	4.00%
4,085,000,001 -	FrontierVision Fees, plus accrued post-Effective Date	Series FrontierVision	2.50%
4,160,000,000	dividends	Series ACC-3	1.93%

	Until the holders of Claims in Class ACC Notes and	Series ACC-1	93.92%
	in Classes ACC Trade and ACC Other Unsecured	Series ACC-2	4.10%
	have been paid in full including Case Contract	Series ACC-3	1.98%
	Interest (ACC Notes) and Case 8% Interest (ACC
4,160,000,001 -	Trade and ACC Other Unsecured) and accrued post-
4,274,000,000	Effective Date Dividends

	Until the additional distribution to the Series Arahova
4,274,000,001 -	Interests equals $50 million plus accrued post-
4,329,000,000	Effective Date dividends at a rate of 5% per annum	Series Arahova	100%

Not Quantifiable	Until ESL holders have received Payment in Full of their Claims and Case 8% interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-4 holders have received the full amount of their Allowed Claims plus Case Contract Interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-5 holders have received the full amount of their Allowed Claims plus Case 8% interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-6 holders receive distributions in accordeance with the relative priorities established by the Liquidation Preferences governing the shares of ACC Preferred Stock and the Bankruptcy Code

Not Quantifiable	Each ACC-7 holder is entitled to receive a pro rata share of any distributions remaining

(1) Capitalized terms used but not otherwise defined have the respective meaning given to them under the Plan. Aggregate distributions and ART distribution percentages are as of December 31, 2008.

(2)  Pursuant to the terms of the Plan, certain series of Interests are entitled to post-Effective Date Dividends on certain amounts due to the corresponding class of claims. For purposes of calculating the reference amount on which post-Effective Date Dividends accrue, the distribution of the True-Up Holdback is treated as if it occurred on the Effective Date.

(3) Unless otherwise stated, post-Effective Date Dividends accrue at a rate of 8.9% per annum.

The Declaration does not provide the Holders any voting rights (except in connection with certain amendments to the Declaration and except for limited rights in connection with the appointment of a successor Institutional Trustee or Delaware Trustee). The beneficial interests are freely transferable and tradable, although they are not listed on any exchange.

Distributions will be made to the Holders from amounts recovered through resolution of the Causes of Action, and any other cash held by the ART, subject to, among other things, the establishment of reasonable reserves for contingent liabilities and future costs and expenses. Pursuant to the Plan and the Declaration, all distributions are net of any costs and expenses incurred by the ART in connection with administering, litigating or otherwise resolving the various Causes of Action of the ART and operating the ART.

Amounts withheld and not distributed may also include fees and expenses of the Trustees, premiums for directors and officers insurance, and other insurance and fees and expenses of attorneys and consultants. Distributions will be made only from assets of the ART and only to the extent that the ART has sufficient assets (over reserves for contingent liabilities and future costs and expenses) to make such payments in accordance with the Plan and the Declaration. No distribution is required to be made to any Holder unless such Holder is to receive in such distribution at least $25.00 (per Holder class, name and address), or unless such distribution is the final distribution to such Holder pursuant to the Plan and the Declaration.

The Interests only represent a right to receive a pro rata portion of the distributions from the ART to each respective class of Interests, pursuant to the terms of the Plan and the Declaration. The Holders have no right with respect to, or interest in, (i) the Causes of Action, (ii) the Debtors or (iii) any amount with respect to the Causes of Action, including any judgment or settlement proceeds.

Distributions will be made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration. As of December 31, 2008, the Trustees have determined the present best course of action is to retain the existing cash in reserve to administer the ART and fund the prosecution of the Causes of Action. Consequently, there have been no distributions through the date of this Form 10-K and none have been announced.

Item 6. Selected Financial Data.

Selected Financial Data

The Selected Financial Data should be read in conjunction with the financial statements and related notes, which are included in Item 8 below, and “Management’s Discussion and Analysis of Financial Statements and Results of Operations” included in Item 7.

Summary of Changes in Net Assets

	Year ended December 31, 2008	February 13, 2007 (date established) to December 31, 2007

Net assets, beginning of period	$187,988,198	$—
Revenues	5,866,860	192,597,684
Expenses	27,585,441	30,653,236
Net (Loss) Income	(21,718,581)	161,944,448
Contributions from Debtor	—	26,043,750
Net assets, end of period	$166,269,617	$187,988,198

Summary of Balance Sheet Items

	As of December 31, 2008	As of December 31, 2007

Total Assets	$166,820,488	$194,808,000
Total Liabilities	$550,871	$6,819,802

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

Overview

The Adelphia Recovery Trust was formed as a Delaware statutory trust pursuant to that certain First Modified Fifth Amended Joint Chapter 11 Plan of Reorganization of Adelphia and certain of its subsidiaries. The purpose of the ART is to prosecute the various causes of action transferred to the ART pursuant to the Plan and distribute to the owners of the Interests in the ART the net proceeds of such Causes of Action, according to the relative priorities established pursuant to the Plan, subject to the retention of various amounts to fund the prosecution of those Causes of Action and operations of the ART. Pursuant to the Plan, in addition to the Causes of Action, Adelphia transferred $25 million in cash to the ART and paid certain expenses of the ART, in order to fund the initial expenses of operation.

Adelphia and certain of its subsidiaries filed for Chapter 11 bankruptcy protection in June 2002. During the bankruptcy, on July 31, 2006 the assets of Adelphia were sold for a combination of cash and stock in Time Warner Cable, Inc. (“TWC”). In late 2006, representatives of various groups of creditors reached agreement on the allocation and distribution of the cash, TWC stock, other proceeds from the sale of estate assets and relative priorities to any Distributions arising from the Causes of Action contributed to the ART. This agreement was embodied in the Plan, which was confirmed in January 2007 and became effective on the Effective Date. Under the Plan, the creditors and equity holders of Adelphia and certain of its subsidiaries received one or more of the following: cash, TWC stock, rights to future distributions from Adelphia excess reserves up to payment in full and the Interests.

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

Distributions

Pursuant to the Plan and the Declaration, distributions to Holders are net of any costs and expenses incurred by the ART in connection with administering, litigating or otherwise resolving the various Causes of Action. Such amounts withheld before distribution may also include fees and expenses of the Trustees, premiums for directors and officers insurance, taxes and other insurance and fees and expenses of attorneys and consultants. Distributions will be made only from assets of the ART and only to the extent that the ART has sufficient assets (over amounts retained for contingent liabilities and future costs and expenses) to make such payments in accordance with the Plan and the Declaration. No distribution is required to be made to any Holder unless such Holder is to receive in such distribution at least $25.00(per Holder class, name and address), unless such distribution is the final distribution to such Holder pursuant to the Plan and the Declaration.

Distributions will be made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration. As of the date hereof, the Trustees have determined the present best course of action is to retain the existing cash in reserve to administer the ART and fund the prosecution of the Causes of Action. Consequently, there have been no distributions through the filing date of this Form 10-K and none have been announced.

As of February 17, 2009, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

CVV series of interest:	As of February 17, 2009
Series RF	115,000,000
Series Arahova	722,639,681
Series Frontier Vision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2 (2)	281,960,771
Series ACC-3	119,430,302
Series ESL (1)	17
Series ACC-4	1,790,968,272
Series ACC-5 (1)	458
Series ACC-6B	150,000,000
Series ACC-6B1 (1)	3
Series ACC-6D	575,000,000
Series ACC-6D1 (1)	229,004
Series ACC-6E/F	935,812,456
Series ACC-6E/F1 (1)	277,210
Series ACC-7	217,022,640
Series ACC-7A (1)	1,537,766,752

(1) For each of these categories of Interests (which include disputed claims), each holder of a disputed claim was awarded one Interest. The number of Interests is expected to change based on the resolution of disputed claims.

(2) As of February 18, 2009,  281,933,289 Interests are outstanding as the final disputed claim has been resolved.

Results of Operations

Twelve months ended December 31, 2008 versus the period from February 13, 2007 (date established) to December 31, 2007

The ART operates pursuant to the Plan and the Declaration. The ART was formed as a Delaware statutory trust to prosecute various claims originally owned by Adelphia and, if any of the prosecutions are successful or are settled in a manner which provides economic benefit to the ART, to distribute excess proceeds to the Holders.

Settlement revenues in 2008 were $1.4 million compared to settlement revenues of $188.3 million in 2007. In 2008 there were two preference recoveries by the ART which totaled $1.2 million. In addition, there was $0.2 million of additional proceeds from the Tow litigation settled in 2007. In 2008, income from recoveries decreased by $186.9 million primarily as a result of the fact that two material Causes of Action had been settled in 2007.  All litigation and bankruptcy claims between Leonard Tow, Claire Tow, related entities, David Rosensweig, Adelphia and the ART were settled. As part of the settlement, the ART received a cash payment of approximately $15.8 million and an interest bearing note in the principal amount of approximately $4.9 million. Also in 2007, the ART settled all of its claims against Adelphia’s former auditor Deloitte & Touche LLP. Pursuant to the settlement, the ART received $167.5 million.

In addition Adelphia and Buchanan Ingersoll & Rooney P.C. have tolled the statute of limitations on any claims between them as of March 26, 2004. Buchanan Ingersoll & Rooney P.C. was corporate counsel to Adelphia prior to the filing of Adelphia’s bankruptcy petition in June 2002. That tolling agreement remains in effect and is terminable by either party upon notice. There is no assurance that any recovery will be obtained from Buchanan Ingersoll.

As of the date of this Form 10-K, there remain other Causes of Action such as those described in Item 3 of this Form 10-K.

Both 2008 and 2007 include interest income from invested cash balances. Interest totaled $4.5 million in 2008 which is up from $4.3 million in 2007 due to higher average invested cash balances and a full year of performance in 2008 but offset by reductions in investment yields. Investment yield reductions were expected due to global and domestic economic conditions not from a change in investment strategy.

Total revenues are significantly reduced to $5.9 million in 2008 compared to $192.6 million in 2007 due to the difference in settlement recoveries from Causes of Action. The 2008 result is not unexpected as ART revenue derived from Causes of Action will be highly variable and unpredictable. The legal proceedings could continue for years.

Operating expenses of the ART were reduced in 2008 to $27.6 million from $30.7 million in 2007. The reduction was due to reduced professional expenses from pursuing Causes of Action in 2008. Specifically, the settlement related to the Deloitte &  Touche LLP Cause of Action in 2007, as mentioned above, resulted in lower professional costs in 2008.

The costs related to the prosecution of the Causes of Action are substantial. Although the ART has received a total of $189.7 million since inception for settled Causes of Action, the ART cannot be certain at this time of the ultimate costs in prosecuting the various remaining Causes of Action or the timing and amount of future Causes of Action recoveries. Additionally, the ART’s primary expense relates to professional fees that are necessary for the prosecution of the Causes of Action. It is possible that the ART may retain additional professionals, which would increase the ART’s expenses. The ART may be negatively impacted if the cost for these services were to change significantly, if a professional providing services needed to be replaced or supplemented or if the cost for these services were to vary from the expected amount. Expenses for 2008 may not be indicative of future expenses, which may be significantly higher. The ART Trustees have determined the present best course of action is to retain the existing cash in reserve to administer the ART and fund the prosecution of the Causes of Action. Consequently, there have been no distributions through the date of this Form 10—K and none have been announced.

The ART Trustees will continue to assess the adequacy of funds held and may distribute ART excess assets if any to Holders. Such distribution will be made according to the waterfall priority established in the Plan and discussed herein.

The net loss for the year ended December 31, 2008 of  $21.7 million is $183.6 million less than the 2007 net income of $161.9 million. The significant difference is related to the lower settlement revenues in 2008 vs 2007 of $186.9 million offset by slightly higher investment income and reduced operating expenses of $3.0 million in 2008, all as discussed in more detail above.

Financial Condition and Cash Flows

The ART’s sources of liquidity result from (a) the $25 million transferred to the ART by Adelphia pursuant to the Plan on the Effective Date, (b) the successful resolution of Causes of Action and (c) earnings on invested cash balances. Receipts from these sources are used to pay professional and operating expenses of the ART and as distributions to the Holders after reserving cash required to pay future professional and operating expenses of the ART. After careful evaluation of future needs the Trustees have determined that the present best course of action is to retain the existing cash in reserve to administer the ART and fund the prosecution of the Causes of Action. Consequently, there have been no distributions through the date of this Form 10—K and none have been announced.

Given cash and cash equivalent balances as of December 31, 2008 totaling approximately $161.1 million and expected expenses and other potential disbursements, the ART does not expect a deficiency in liquidity in the next twelve months. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that current liquidity will be adequate to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and or seeking methods to reduce legal professional and administrative costs are all strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the ART’s ability to maximize recoveries from Causes of Action.

The nature of the ART’s operation does not give rise to capital expenditures and there are no current or expected commitments for capital expenditures in the next twelve months. Should a need for capital expenditures arise, the ART would fund the requirement from existing assets. Additionally, the ART currently has no long-term contracts or other long term obligations.

Cash and cash equivalent balances at December 31, 2008 of approximately $161.1 million are approximately $28.6 million lower than the balance at December 31, 2007 due to a net loss for the twelve months ended December 31, 2008 of approximately $21.7 million and an additional use of cash by operating activities of approximately $6.9 million, primarily related to the payment of $6.3 million in accrued expenses. Other uses of cash from operating activities include the purchase of prepaid insurance and the accrual of interest on a settlement receivable totaling $0.6 million.  Available cash is invested in either FDIC insured deposit accounts or a federally insured money market fund invested in short-term U.S. Treasury and government agency securities. The money market fund manager has elected to participate in the Treasury Department’s temporary guarantee insurance program for money market funds.

Debt and Other Long-term Obligations

The ART has no debt, capital or operating lease or other long-term obligations and has no current plans to incur such obligations.

Critical Accounting Policies

Basis of accounting

The ART has assessed the requirements to report under the liquidation basis of accounting. At this time the liquidation basis of accounting has been deemed inappropriate due to the ongoing and extended nature of the work concerning the Causes of Action and the adequacy of the cash required to fund the required work. Consequently, the ART will report under United States generally accepted accounting principles for going-concern entities. The ART will periodically assess the need to adopt the liquidation basis of accounting subject to current facts and circumstances related to the adequacy of the ART’s liquidity and the status of the remaining Causes of Action.

Fair value estimates

As noted in the footnotes to the financial statements in Item 8, the ART has assessed the fair value of its note receivable and accrued interest to be $4.2 million. The market value of the note receivable was calculated using a discounted cash flow model. The discount rate was derived using the published yield on the 10 year benchmark treasury bond plus the average reported spread on the public unsecured bonds of life insurance companies that provided the Tow life insurance policies, the proceeds from which will pay the note. The maturity date was derived using the life expectancy of Leonard Tow and his wife based on the 2004 Period Life Table published by the Social Security Administration.

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

This report on Form 10-K contains forward-looking statements about the business, financial condition and prospects of the ART. The actual results of the ART could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the number and amounts of litigations and/or settlements which are successful, delays in obtaining proceeds, the amount of funding required for the litigations and other operating expenses, economic conditions, changes in tax and other governmental rules and regulations applicable to the ART, and other risks identified and described in Item 1A- Risk factors. These risks and uncertainties are beyond the ability of the ART to control, and in many cases, the ART cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report the words “believes,” “estimates,” “plans,” “expects,” and “anticipates” and similar expressions as they relate to the ART or its management are intended to identify forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As the ART’s activities are limited by the terms of the Plan and the Bankruptcy Code, the disclosures of item 305 of Regulation S-K with regard to Market Risk are not applicable, and therefore are omitted.

Item 8. Financial Statements and Supplementary Data.

Adelphia Recovery Trust

Index to Financial Statements

Financial Statements

Report of Independent Registered Public Accounting Firm	21

Balance Sheets as of December 31, 2008 and December 31, 2007	22

Statements of Operations and Changes in Net Assets for the year ended December 31, 2008 and for the period from February 13, 2007 (date established) to December 31, 2007	23

Statements of Cash Flows for the year ended December 31, 2008 and for the period from February 13, 2007 (date established) to December 31, 2007	24

Notes to Financial Statements	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees of the

Adelphia Recovery Trust

We have audited the accompanying balance sheets of the Adelphia Recovery Trust (the “ART”) as of December 31, 2008 and  2007, and the related statements of operations and changes in net assets, and cash flows for the year ended December 31, 2008 and for the period from February 13, 2007 (date established) to December 31, 2007.  These financial statements are the responsibility of the ART’s Trustees.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The ART is not required to have, nor were we engaged to perform, an audit of the ART’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the ART’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the ART’s Trustees, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the ART as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended December 31, 2008 and for the period from February 13, 2007 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

New Haven, Connecticut

March 9, 2009

Adelphia Recovery Trust

Balance Sheets

	As of December 31, 2008	As of December 31, 2007

Assets
Cash and cash equivalents	$161,057,351	$189,684,573
Prepaid insurance	374,356	124,670
Note and accrued interest receivable	5,388,781	4,998,757
Total assets	$166,820,488	$194,808,000

Liabilities and net assets
Accrued expenses	$550,871	$6,819,802
Total liabilities	550,871	6,819,802

Net assets	166,269,617	187,988,198

Total liabilities and net assets	$166,820,488	$194,808,000

See accompanying notes to financial statements.

Adelphia Recovery Trust

 Statements of Operations and Changes in Net Assets

	For the year ended December 31, 2008	For the period from February 13, 2007 (date established) to December 31, 2007

Revenues
Litigation - court approved settlements	$200,206	$188,196,702
Litigation - other settlements	1,160,194	100,000
Interest income	4,506,460	4,300,982
Total revenues	5,866,860	192,597,684

Operating expenses
General and administrative expenses	2,434,354	1,854,119
Professional expenses - litigation	23,138,236	26,417,616
Professional expenses - administrative	2,012,851	2,381,501
Total operating expenses	27,585,441	30,653,236

Net (loss) income	(21,718,581)	161,944,448

Net assets, beginning of period	187,988,198	—
Contributions from Debtor
Cash	—	25,000,000

Non-cash	—	1,043,750

Net assets, end of period	$166,269,617	$187,988,198

See accompanying notes to financial statements.

Adelphia Recovery Trust

Statements of Cash Flows

	For the year ended December 31, 2008	For the period from February 13, 2007 (date established) to December 31, 2007

Operating activities
Net (loss) income	$(21,718,581)	$161,944,448
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Insurance funded by Debtor	—	1,043,750
Changes in operating assets and liabilities:
Prepaid insurance	(249,686)	(124,670)
Note and accrued interest receivable	(390,024)	(4,998,757)
Accrued expenses	(6,268,931)	6,819,802
Net cash (used) provided by operating activities	(28,627,222)	164,684,573

Financing activities
Contribution from Debtor - cash	—	25,000,000
Net cash provided by financing activities	—	25,000,000

Net change in cash and cash equivalents	(28,627,222)	189,684,573
Cash and cash equivalents, beginning of period	189,684,573	—
Cash and cash equivalents, end of period	$161,057,351	$189,684,573

See accompanying notes to financial statements.

Adelphia Recovery Trust

Notes to Financial Statements

December 31, 2008

1.                                      Nature and Purpose

The Adelphia Recovery Trust (the “ART”) is a Delaware statutory trust. The ART was created at the expense of Adelphia Communications Corporation (“Adelphia”) and certain of its subsidiaries (together with Adelphia the “Debtors”). The ART was established on February 13, 2007 pursuant to the First Modified Fifth Amended Joint Chapter 11 Plan of Reorganization of Adelphia Communications Corporation and Certain Affiliated Debtors (the “Plan”), which was confirmed by the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) by an order dated January 5, 2007. The ART became effective February 13, 2007 (the “Effective Date”). The ART holds certain litigation claims transferred to it pursuant to the Plan against various third parties (the “Causes of Action”). The Causes of Action transferred to the ART for resolution were recorded at the nominal amount of $1. The ART exists to resolve the Causes of Action through litigation or settlement for the holders of interests (the “Holders”) in the ART. The Holders on the Effective Date were the restitution fund established under the Plan by the U.S. Treasury (the “Restitution Fund”) and certain creditors and equity holders of the Debtors. The ART will distribute to the Holders the net proceeds from resolving the Causes of Action, less amounts withheld for the costs of administering the ART and prosecuting the remaining Causes of Action.

The ART will dissolve upon the earlier of the distribution of all of its assets to the Holders or the fifth anniversary of its creation. However, an extension of the term may be granted by the Bankruptcy Court if deemed necessary to resolve the remaining Causes of Action and or for distributing the net proceeds to the Holders. Any extension must be approved by the Bankruptcy Court within six months of the beginning of each such extension.

The ART is administered by five individual trustees (the “Trustees”) who were appointed by creditors of the Adelphia estate. The ART had no employees through December 31, 2008. The Trustees engage third party professionals and others including a trust administrator (the “Trust Administrator”), which along with Adelphia, assist the Trustees in administering the activities of the ART. The Trustees have the duty and authority to take actions necessary to protect, maintain, liquidate to cash and maximize the Causes of Action, whether by litigation, settlement or otherwise.  The time frame for ultimate resolution of any of the Causes of Action cannot be estimated. For a description of the ongoing Causes of Action see Note 7.

On the Effective Date, Adelphia contributed $25,000,000 to the ART and paid certain expenses of the ART, to fund the initial costs of operation. Additional amounts appropriate to prosecute outstanding Causes of Action or otherwise fund the activities of the ART will be obtained from any proceeds received from resolved Causes of Action, through earnings on ART investments or through loans from third parties including Adelphia. These amounts, and any amounts held pending distribution to the Holders, will be the only amounts held by the ART.

Pursuant to the Plan and the Declaration of Trust as amended (the “Declaration”), the Trustees are permitted to retain amounts for contingent and future costs and expenses. Pursuant to the Plan and the Declaration, all distributions are net of any costs and expenses incurred by the ART in connection with administering, litigating or otherwise resolving the various Causes of Action of the ART. The distribution of any net proceeds from settlements or judgments will be made at the sole discretion of the Trustees in accordance with the Plan and the Declaration. As of the date hereof, the Trustees have determined to retain the existing cash and cash equivalents to administer the ART and fund the prosecution of the pending Causes of Action. Therefore, there have been no distributions as of December 31, 2008.

2.                                      Significant Accounting Policies

Use of Estimates

The financial statements were prepared in conformity with accounting principles generally accepted in the United States and require the ART to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Actual results are likely to differ from those estimates and those differences may be significant.

Cash and Cash Equivalents

The ART considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are held in the trust department of a financial institution. The amount on deposit exceeds the federally insured limit. As of December 31, 2008 and 2007 substantially all cash equivalents consist of money market funds which are invested in US Government Treasury obligations in accordance with the ART investment policy. The money market fund manager has elected to participate in the Treasury Department’s temporary guarantee insurance program for money market funds.

Income Taxes

The ART is not subject to federal or state income taxes. The ART is not aware of any transactions or events up to and including December 31, 2008 that would subject it to federal or state income taxes. Further, the ART has no unrecognized income tax benefits as defined in Financial Accounting Standards Board Interpretation 48 as of December 31, 2008 and 2007 nor are there any amounts required to be included in the financial statements for interest or penalties on unrecognized income tax benefits.

The Plan and Declaration provide that, for federal income tax purposes, the ART was deemed to be formed in two steps.  The contribution by Adelphia of $25 million for the purpose of pursuing the Causes of Action, the Causes of Action and any and all other property transferred to the ART (together, the “ART Property”) were treated first as a deemed transfer of the ART Property to the holders of claims and equity interests who receive interests in the ART (“Interests”) (in proportion to the fair market values of the Interests they receive). This was followed by a deemed transfer by each such holder of its interest in the ART Property to the ART, in exchange for Interests.

The Holders will be treated as the grantors of the ART and the Trustees have and will continue to file tax returns for the ART as a “grantor trust” pursuant to Section 1.671-4(a) of the U.S. Treasury Regulations. The ART obtained a private letter ruling from the Internal Revenue Service confirming the ART’s treatment for tax purposes as a pass-through grantor trust.  As a condition to receiving that private letter ruling, the ART amended its Declaration to eliminate the Trustees’ obligation under the Declaration of Trust to “use reasonable best efforts and with the approval of the Bankruptcy Court to have the [ART] interests … listed on a national securities exchange.”  On June 4, 2008, the United States Bankruptcy Court for the Southern District of New York granted the Trust’s motion to so amend the ART’s Declaration.

Items of income, gain, loss, deduction and other tax items have been and will be allocated to the Holders  that would be entitled to receive such items if they constituted cash distributions or reductions therefrom. The Holders are responsible for the payment of taxes on a current basis that result from such allocations whether or not cash is distributed.

As of December 31, 2008 and 2007  the net tax basis of the ART is approximately $512 million and $490 million higher than the reported amount of net assets in the ART financial statements.

Revenue Recognition

Revenue from Causes of Action is recognized when collection is reasonably assured and:

For settlements that are not submitted to the Bankruptcy Court for approval, when the settlement agreement is fully executed by all parties to the agreement.

For settlements that are submitted for Bankruptcy Court approval, when an order entered by the Bankruptcy Court approving the settlement becomes a final order and is not subject to appeal.  Settlements collected but subject to appeal are recorded as deferred settlement revenue until the time for appeal expires.

For judgments, when a judgment entered by the Bankruptcy Court becomes a final judgment and is not subject to appeal or such appeal when made is determined to be frivolous or have a remote chance of success.

The ART is currently in the process of prosecuting numerous Causes of Action as discussed in Note 7.

3.                                      Notes Receivable

On August 3, 2007 the ART settled a Cause of Action and received an unsecured note bearing simple (non-compounding) interest, at a rate of 8%, in the principal amount of $4,875,250. The Court approved the settlement of that Cause of Action on September 6, 2007. The note is recourse only to the proceeds of a $28 million life insurance policy on the lives of Mr. Leonard Tow and his wife, the proceeds of which policy shall not be paid until the death of the last to die of Mr. Tow and his wife. Payment of the principal and interest is not expected before December 31, 2009.  As of December 31, 2008, and 2007 the balance under the note was $5,388,781 and $4,998,757 comprised of the principal amount of the note and accrued interest of $513,531 and $123,507 respectively. Principal and accrued interest are considered fully collectable.

4.                                      Other Related Party Transactions and Prepaid Expenses

In 2007, Adelphia was directed by the ART Trustees to pre-pay director and officer insurance premiums on behalf of the ART in the amount of $1,043,750. The ART has characterized the payment as a non-cash contribution from Adelphia. All future insurance costs are to be paid for by the ART.  The prepaid amount of these premiums at December 31, 2007 was $124,670.

In 2008 the ART paid  $908,438 in D&O insurance premiums. There remains a prepaid insurance balance of $374,356 as of December 31, 2008.

The Trust Administrator and Adelphia continue to provide administrative support to the ART including maintaining electronic data and paper documents used in prosecuting the Causes of Action, support for Holder distributions when they might occur (including maintenance of data related to the implementation of Plan provisions) and financial reporting.  These services have and will continue to be provided at no cost to the ART under the terms of various agreements between the ART, the Trust Administrator and Adelphia. The ART financial statements do not reflect any amounts for these services.

5.                                      Fair Value of Financial Instruments

The ART has not expanded the use of fair value measurements to the amounts shown in its financial statements for financial instruments, including its cash and cash equivalents, note and accrued interest receivable, and accrued expenses under Statement of Financials Accounting Standards No. 157, Fair Value Measurements, (SFAS 157) which became effective January 1, 2008. The fair value disclosures for such financials instruments as of December 31, 2008 have been determined under SFAS 157.

As of December 31, 2008, the fair value of cash and cash equivalents, and accrued expenses approximate their carrying values using active market data (i.e. Level 1 as defined in SFAS 157). Further, the fair value of the note receivable and accrued interest has been determined using unobservable inputs (i.e. Level 3 as defined in SFAS 157) and approximates $4.2 million.

As of December 31, 2007 the fair value of all of the ART’s financial instruments, including its cash and cash equivalents, note and accrued interest receivable and accrued expenses approximated their carrying values using fair value measurements then in effect.

6.                                      Trustee Compensation

After December 31, 2007 the Official Committee of Unsecured Creditors of Adelphia Communications Corporation and all of its Affiliated Debtors-In-Possession (the “Creditors Committee”) agreed to Trustee compensation of $43,750 per quarter, or $175,000 annually, retroactive to January 1, 2007. The incremental annual compensation,of $25,000 per Trustee for 2007 above amounts previously paid as interim compensation, was paid and recognized as expense in 2008.

In 2008 each of the five Trustees received annual base compensation of $175,000 paid at the beginning of each quarter in the amount of $43,750. Additionally they received cash payments of $25,000 each for base compensation related to 2007 as discussed above. The Trustees may award additional reasonable service compensation to any Trustee for additional service to the ART. The aggregate amount of additional service compensation distributed to all Trustees as a group in a year may not exceed $350,000. As of the date of this report $230,000 of additional service compensation was awarded for 2008 service. The decision and obligation to award additional service compensation and the related payment were both finalized after December 31, 2008 and will be expensed in 2009.

Incentive compensation may be awarded in conjunction with the termination of the ART, based on the amount of aggregate distributions to the Holders over the existence of the ART. The Incentive Compensation for each Trustee shall equal (A + B - (C)) divided by 5, where:

(A) equals 60 basis points of the amount distributable to the Holders in an aggregate amount of distributions to Holders of up to $1,500,000,000;

(B) equals 110 basis points of the amount distributable to Holders in an aggregate amount of distributions to Holders of $1,500,000,000 or more; and

(C) equals the amounts paid or attributable to the Trustees as Base Compensation and Additional Service Compensation in total (for the avoidance of doubt, the sum of the Base Compensation and Additional Service Compensation during the existence of the ART shall be applied as a credit and deducted from any sums payable to any Trustee under (A) and (B) above).

Incentive Compensation for a Trustee shall never be less than zero. That is, the Base Compensation and the Additional Service Compensation shall be retained by the Trustees regardless of whether any Incentive Compensation is due.

7.                                      Causes of Action

Court Approved Settlements

Court approved settlements of Causes of Action follow:

		For the period from
	For the	February 13, 2007 (date
	year ended	established) to
	December 31, 2008	December 31, 2007

Deloitte & Touche LLP	$—	$167,500,000
Tow & Rosensweig	200,206	20,696,702
Court approved settlements	200,206	188,196,702
Other settlements	1,160,194	100,000
Total Settlements	$1,360,400	$188,296,702

Pending Causes of Action

Bank Litigation

On July 6, 2003, the Creditors Committee filed a complaint (the “Creditors Committee Complaint”) in the Bankruptcy Court for the Southern District of New York against Adelphia’s pre-petition commercial banks and lenders, Adelphia’s former investment bankers and financial advisors, and assignees of Adelphia’s pre-petition bank debt. The Creditors Committee Complaint asserted 52 Causes of Action seeking (a) recovery as fraudulent transfers the principal and interest paid by Adelphia to defendants, (b) avoidance as fraudulent obligations Adelphia’s obligations, if any, to repay the defendants, (c) recovery of damages for fraud and breaches of fiduciary duties to Adelphia and for aiding and abetting fraud and breaches of fiduciary duties by members of the Rigas family relating to Adelphia’s credit facilities, (d) equitable disallowance, subordination or recharacterization of each of the defendants’ claims in Adelphia’s bankruptcy cases, (e) avoidance and recovery of  preferential transfers made to certain defendants shortly prior to Adelphia’s bankruptcy filing, and (f) recovery of damages for violations of the Bank Holding Company Act. In addition, the Creditors Committee and Adelphia moved in the Bankruptcy Court seeking authority for the Committee to prosecute these claims together with Adelphia (the “Standing Motion”). On July 31, 2003, the Official Committee of Equity Security Holders for Adelphia filed a motion with the Bankruptcy Court to assert additional claims against the defendants in the form of an intervenor complaint. The Equity Committee was granted leave to file its complaint (the “Equity Committee Complaint”), which joined certain of the claims asserted in the Creditors Committee Complaint and also asserted new claims against the investment bank defendants for fraudulent concealment and against the agent bank and investment bank defendants for fraud and RICO violations.

In October 2003, various defendants moved to dismiss both complaints and filed objections to the Standing Motion. On August 30, 2005, the Bankruptcy Court granted the Standing Motion, holding that the Creditors Committee had standing to pursue the claims in the Original Complaint on behalf of, and together with, Adelphia. On February 9, 2006, the United States District Court for the Southern District of New York granted a motion filed by certain defendants to withdraw the reference to the Bankruptcy Court, subject to the proviso, with the consent of all parties, that the motions to dismiss would remain with the Bankruptcy Court. No decision was rendered on the motions to dismiss during the Adelphia bankruptcy proceedings. The claims asserted in the Creditors Committee Complaint and the Equity Committee Complaint were transferred to the ART pursuant to the Plan.

In 2007, the Bankruptcy Court issued separate decisions with respect to each of the two complaints. In re Adelphia Commc’ns Corp., 365 B.R. 24, 62 (Bankr. S.D.N.Y. 2007); In re Adelphia Commc’ns Corp., Adversary No. 03-04942 (REG), 2007 WL 2403553 at *11 (Bankr. S.D.N.Y. Aug. 17, 2007). In the first decision, the Bankruptcy Court sustained the fraudulent transfer claims, the aiding and abetting breach of fiduciary duty claims, the breach of fiduciary duty claims against certain defendants, the equitable subordination and disallowance claims, the Bank Holding Company Act claims, and the voidable preference claims in the Creditors Committee Complaint, but dismissed, with leave to replead, the claims for aiding and abetting fraud. In the second decision, the Bankruptcy Court dismissed the additional claims asserted in the Equity Committee’s Complaint, but granted leave to replead the claims for fraud and fraudulent concealment.

On July 10, 2007, all of the original moving defendants sought leave to appeal with respect to all the claims in the Creditors Committee’s Complaint that the Bankruptcy Court had declined to dismiss. The District Court denied leave to appeal from the rulings that sustained the fraudulent transfer claims, the voidable preference claims, and the equitable subordination claims, but granted leave to appeal on certain discrete issues of law concerning the ART’s standing, application of the Bank Holding Company Act, the existence of equitable disallowance under the Bankruptcy Code, and the existence of aiding and abetting breach of fiduciary duty liability under Pennsylvania law as well as the adequacy of the pleadings on that claim. Adelphia Recovery Trust v. Bank of Am., N.A., No. 05 Civ 9050 (LMM), 2007 WL 2585065 (S.D.N.Y. Sept. 05, 2007); Adelphia Recovery Trust v. Bank of Am., N.A., No. 05 Civ. 9050 (LMM), 2007 WL 2890220 (S.D.N.Y. Sept. 28, 2007).

On October 31, 2007, while the appeal was pending, the ART filed an Amended Complaint. The Amended Complaint (i) consolidated the earlier complaints into a single complaint; (ii) added additional allegations to support the claims on which the Bankruptcy Court granted leave to replead (aiding and abetting fraud, fraudulent concealment, and fraud); and (iii) added as defendants approximately 380 new entities that became assignees of the Adelphia bank debt after the original complaints were filed. Certain defendants filed motions to dismiss the Amended Complaint and certain defendants filed answers to the Amended Complaint.

In its January 17, 2008 decision on appeal, the District Court concluded, inter alia, that the ART had standing to assert the tort claims and the Bankruptcy Court properly had sustained the claims for aiding and abetting breach of fiduciary duty and equitable disallowance. The Court dismissed the Bank Holding Company Act claim with leave to replead to cure an ambiguity in the original allegations. Adelphia Recovery Trust v. Bank of Am., N.A., No. 05 Civ 9050 (LMM), 2008 WL 217057 at *6, 13 (S.D.N.Y. Jan. 17, 2008). The Bank Holding Company Act claims subsequently were repleaded in a Second Amended Complaint filed March 4, 2008. Certain defendants filed motions to dismiss the repleaded Bank Holding Company Act claims set forth in the Second Amended Complaint.

On June 18, 2008, the District Court dismissed certain fraudulent transfer claims, voidable preference claims, and equitable subordination and disallowance claims. Under the current scheduling order, the trial on the remaining claims will commence on February 22, 2010.

With respect to the claims dismissed by the District Court on June 18, 2008 and certain claims dismissed in 2007 by the Bankruptcy Court, the District Court entered a final judgment.  The ART filed a timely notice of appeal and the appeal is pending in the Second Circuit Court of Appeals.  No schedule for the appeal has been set.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Motorola Litigation

On June 22, 2006, Adelphia filed an adversary complaint against Motorola, Inc. and certain of its subsidiaries, as well as transferees of claims filed by Motorola in the Adelphia bankruptcy cases in the Bankruptcy Court for the Southern District of New York. The complaint seeks recovery for (a) Motorola’s aiding and abetting breaches of fiduciary duty by members of the Rigas family in manipulating Adelphia’s financial statements and performance results for the fiscal years 2000 and 2001; (b) avoidance and recovery of preferential and fraudulent transfers made to Motorola of more than $60 million; (c) avoidance of purported (but unperfected) liens asserted by Motorola; and (d) equitable disallowance or subordination of Motorola’s claims in the Adelphia bankruptcy cases (the total face amount of which is approximately $66.6 million).

The ART and Adelphia are co-plaintiffs in this litigation. On September 11, 2007, Adelphia and the ART amended the complaint against Motorola to add a cause of action for equitable disallowance and additional factual allegations. If Adelphia and the ART do not prevail on the claim for equitable disallowance, Adelphia has an interest senior to the ART to receive the amount necessary to offset any of Motorola’s claims allowed by the Bankruptcy Court.

On August 22, 2007, plaintiffs moved for summary judgment to disallow a portion of the defendants’ claims against certain Adelphia debtors. Plaintiffs’ motion is pending. Discovery is ongoing and the bankruptcy court has ordered the parties to be ready for trial on the claims for equitable subordination and equitable disallowance on April 20, 2009.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Prestige and FPL Litigation

On June 24, 2004, the Unsecured Creditors’ Committee filed two separate fraudulent conveyance complaints, one against FPL Group, Inc. and West Boca Security, Inc. (“FPL”) and the other against Prestige Communications of NC, Inc., Jonathan J. Oscher,  Lorraine Oscher McClain, Robert F. Buckfelder, Buckfelder Investment Trust, and Anverse, Inc. Both actions were filed in the Bankruptcy Court for the Southern District of New York and relate to pre-petition transactions. In a decision dated January 8, 2008, the District Court withdrew the reference in the Prestige action and transferred the case to the District Court. The FPL action remains pending in the Bankruptcy Court. Discovery is ongoing in both actions.

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

Avoidance Actions

On July 31, 2003, Adelphia and its debtor affiliates filed with the Bankruptcy Court their Statements of Financial Affairs, which included a schedule of payments to insider entities made within one year prior to Adelphia’s filing for bankruptcy and payments to non-insider entities made within ninety days prior to Adelphia’s filing for bankruptcy. Subsequently,

Adelphia engaged in extensive analysis of all such payments to determine if they could be avoided pursuant to provisions of the Bankruptcy Code.

On April 20, 2004, Adelphia filed a motion seeking to abandon most of the potential actions to avoid the pre-petition payments because, among other reasons, (i) Adelphia believed that pursuing certain of such actions against parties with whom Adelphia was continuing to do business could have a significant, adverse impact on important, ongoing business relationships, and (ii) the costs associated with pursuing such actions far outweighed any potential benefit to the Adelphia debtors’ estates that might otherwise result from bringing such actions. In response to certain objections to Adelphia’s motion, Adelphia amended its initial motion.

On May 27, 2004, the Bankruptcy Court entered an order tolling all claims to avoid inter-debtor payments and authorizing the abandonment of potential actions to avoid (i) transfers to taxing authorities; (ii) transfers to human resource providers engaged in business with Adelphia; (iii) transfers determined to have been made in the ordinary course of business; and (iv) certain transfers deemed de minimis. As to the remainder of the transfers made by Adelphia during the relevant one-year and ninety-day periods prior to the bankruptcy filing, Adelphia either (i) entered into tolling agreements with the transferee extending Adelphia’s time to initiate an action, or (ii) filed a complaint and initiated an adversary proceeding against the transferee.

As of June 25, 2004, Adelphia secured approximately 250 tolling agreements with various transferees, including members of the Rigas family, the Rigas family entities, former executives James Brown and Michael Mulcahey, and former directors Erland Kailbourne, Dennis Coyle, Leslie Gelber, and Peter Metros, among others. Certain of these tolling agreements have been amended from time to time. In addition, Adelphia filed approximately 150 complaints in the Bankruptcy Court commencing actions to avoid certain pre-petition transfers and payments. Some of those complaints have since been dismissed after further investigation.

On July 21, 2004, the Bankruptcy Court temporarily stayed all activity in the avoidance actions commenced by Adelphia and approved notice and service procedures in connection therewith.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

8.                                      Contingent Liabilities

Pursuant to the Third Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code for Century-TCI Debtors and Parnassos Debtors (the “JV Plan”), which became effective on July 31, 2006; the First Modified Fifth Amended Joint Chapter 11 Plan for Adelphia Communications Corporation and Certain of Its Affiliated Debtors (the “Main Plan”), which became effective on February 13, 2007; and certain other orders entered by the Bankruptcy Court, litigation indemnification funds (each, a “LIF”) were created to provide certain defendants in the Bank Litigation (see above) provisional and conditional reimbursement of legal fees and expenses expected to be incurred in connection with defending litigation involving certain credit facilities.

The JV LIF, established in the initial amount of $10 million, was created to fund certain allowable claims for indemnification arising under the Parnassos and Century-TCI prepetition credit facilities.  Subject to certain conditions, the JV LIF is “evergreen” ; in other words, the JV Plan provides the JV LIF will be replenished under certain conditions, such as “upon the receipt . . . of net proceeds of any Designated Litigation” after first deducting any required distribution to the government.

The Main Plan LIFs are fixed in amounts and not subject to replenishment.  Because the JV LIF is evergreen, whereas the Main Plan LIFs are capped, the allocation of defense costs  among the categories of LIFs is a matter of economic significance to Adelphia and the ART.

Certain  bank defendants have asserted claims of approximately $11 million (“JV LIF Claims”) against the evergreen JV LIF.  Adelphia has asserted that the bank defendants are not entitled to reimbursement on the basis, among others, that the JV LIF claims are improper.  On November 13 2008, certain of those claimants filed, or subsequently joined in, the Motion of the Bank of Nova Scotia, Citibank N.A. and The Ad Hoc Committee of Non-Agent Secured Lenders in the Parnassos and Century-TCI Facilities for Payment of Bank Lender Post Effective Date Fee Claims and to Compel Compliance of the Plan Administrator (defined in the JV Plan as Adelphia) and the Art with the Third Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code and the Century TCI Stipulation (the “LIF Motion”).  Other claimants have not taken any action.

Discovery relating to the JV LIF Claims is ongoing and an evidentiary hearing on the Motion is scheduled for April 20, 2009.  If the Bankruptcy Court grants the LIF Motion, the JV LIF may need to be replenished to indemnify the future defense costs of the JV bank defendants.  In addition, the Bankruptcy Court could determine that the JV LIF must be replenished by the amount of the disputed JV LIF Claims while the dispute is still pending.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART.

9.                                      Subsequent Events

Subsequent to December 31, 2008 and through March 9, 2009 there have been no events that would be material to the financial statements of the ART including Cause of Action settlements or judgments or Holder distributions or decisions concerning future Holder distributions.

10.       Unaudited Quarterly Financial Data

2008

	For the quarter ended March 31, 2008	For the quarter ended June 30, 2008	For the quarter ended September 30, 2008	For the quarter ended December 31, 2008	For the year ended December 31, 2008

Revenues
Litigation - court approved settlements	$200,206	$—	$—	$—	$200,206
Litigation - other settlements	60,000	850,194	—	250,000	1,160,194
Interest income	1,689,819	1,101,159	1,034,219	681,263	4,506,460
Total revenues	1,950,025	1,951,353	1,034,219	931,263	5,866,860

Operating expenses
General and administrative expenses	515,010	933,470	481,901	503,973	2,434,354
Professional expenses - litigation	6,480,741	5,507,525	5,589,722	5,560,248	23,138,236
Professional expenses - administrative	724,444	940,322	199,329	148,756	2,012,851
Total operating expenses	7,720,195	7,381,317	6,270,952	6,212,977	27,585,441

Net loss	$(5,770,170)	$(5,429,964)	$(5,236,733)	$(5,281,714)	$(21,718,581)

2007

	For the period from February 13, 2007 (date established) to March 31, 2007	For the quarter ended June 30, 2007	For the quarter ended September 30, 2007	For the quarter ended December 31, 2007	For the period from February 13, 2007 (date established) to December 31, 2007

Revenues
Litigation - court approved settlements	$—	$—	$172,375,250	$15,821,452	$188,196,702
Litigation - other settlements	—	—	—	100,000	100,000
Interest income	165,597	309,304	1,649,145	2,176,936	4,300,982
Total revenues	165,597	309,304	174,024,395	18,098,388	192,597,684

Operating expenses
General and administrative expenses	333,605	477,634	509,358	533,522	1,854,119
Professional expenses - litigation	5,224,370	8,397,410	5,809,634	6,986,202	26,417,616
Professional expenses - administrative	776,275	614,312	466,531	524,383	2,381,501
Total operating expenses	6,334,250	9,489,356	6,785,523	8,044,107	30,653,236

Net income (loss)	$(6,168,653)	$(9,180,052)	$167,238,872	$10,054,281	$161,944,448

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The ART maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to ART Trustees and the Trust Administrator as appropriate, to allow timely decisions regarding required financial disclosure.

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of the ART’s disclosure controls and procedures (as defined in Rules 13a -15(e) or 15d-15(e)) promulgated under the Exchange Act as of December 31, 2008. Based on their evaluation of the effectiveness of the ART’s disclosure controls and procedures (as defined in paragraph (b) of Rules 13a-15 or 15d-15), the Trustees and the Trust Administrator concluded that as of December 31, 2008, the ART’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the ART’s independent  registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2008, there were no changes in the ART’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the ART’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Trustees and the Trust Administrator do not expect that the ART’s disclosure controls and procedures or its internal control over financial reporting (collectively a control system) will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Trust have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

There are five Trustees of the ART, each of whom has served since the inception of the ART:

Bryan E. Bloom, age 50, presently serves as in-house counsel, analyst and portfolio manager at W.R. Huff Asset Management Co., L.L.C., an investment management firm, and its various affiliates. Mr. Bloom joined Huff in 1994. Prior to that time, he was a tax partner at the law firm of Shanley & Fisher. Mr. Bloom is currently an observer to the board of directors for CKX, Inc., is a director of FXRE Inc. and is on the board of several private companies. Mr. Bloom serves on the Audit Committee of the ART.

Lee S. Hillman, age 53 serves as President of Liberation Advisory Group, LLC and Liberation Management Services, LLC, a private management and advisory services consultant to commercial and investment banks, private equity and hedge funds and growth stage businesses. Previously Mr. Hillman served as Chairman of the Board and Chief Executive Officer of Power Plate International, a global manufacturer, distributor and licensor of health and exercise equipment. Mr. Hillman previously served as President of Power Plate North America since 2005, which merged into Power Plate International in February 2006.  Mr. Hillman also serves on the boards of directors for Lawson Products, Inc. and RCN Corporation. Mr. Hillman serves on the Audit Committee of the ART.

David P. Stowell, age 56, presently serves as a professor in the Department of Finance at Kellogg School of Management, Northwestern University, which he joined in March 2005. Prior to this position, Mr. Stowell was a managing director in JP Morgan’s investment banking division.

Ralph J. Takala, age 69, served as Senior Vice President and Chief Financial Officer of Cumberland Farms, Inc., a company that operates convenience stores and gas stations and is a wholesaler of refined petroleum products, from December 2006 through December 2008. Prior to that, he worked as an independent financial and business consultant, which included serving as the interim Chief Financial Officer of Picturetel Corp., a manufacturer of video conferencing systems, from 2000 to 2001. Mr. Takala is a Certified Public Accountant and serves as the chairman of the ART Audit Committee..

Dean A. Ziehl, age 56, presently is a partner in the law firm of Pachulski Stang Ziehl & Jones LLP, which he joined in 1983. Mr. Ziehl serves on the board of directors for PlanMember Services Corporation. Mr. Ziehl is the Chairman of the Board of Trustees.

Trust Administrator

Quest Turnaround Advisors, L.L.C., a Connecticut limited liability company, serves as Plan Administrator of the Debtors and as Trust Administrator of the ART. Quest is in the business of providing interim management, turnaround, crisis management and advisory services to Boards of Directors, management and creditors committees. The members of Quest who are currently actively engaged in providing services to the ART include:

Jeffrey A. Brodsky, age 50, is a co-founder and a Managing Director of Quest. In addition to his responsibilities at Adelphia, Mr. Brodsky serves as the Chairman of the Board and CEO of PTV, Inc. In addition, Mr. Brodsky serves on the Board of Directors of AboveNet, Inc. and TVMAX, Inc.

Barry D. Shalov, age 67, is a Managing Director of Quest, which he joined in 2007. Prior to that time, Mr. Shalov was a senior partner in the law firm of DLA Piper US LLP, which he joined in 2000. Previously, Mr. Shalov was a senior partner with the law firm of Gordon Altman Butowsky Weitzen Shalov & Wein. Currently, Mr. Shalov serves on the board of Cytokine Pharmasciences, Inc.

Indemnification of the Trustees

The Declaration states that the ART shall indemnify, to the fullest extent permitted by law, the Trustees in connection with any threatened, pending or completed action, suit, proceeding or claim, whether civil, criminal, administrative or investigative, arising out of or relating to the ART, the Interests, the issuance or distribution of the Interest certificates, the Causes of Action, including, but not limited to, (i) in connection with the prosecution or settlement of such Causes of Action or the enforcement of any determination, judgment or order with respect thereto and (ii) any decision, determination or approval by the Trustees regarding the prosecution, disposition, settlement, resolution or liquidation of any such cause of action, or any acts or omissions of the ART, or actions taken by the Trustees in their capacity or purportedly in their capacity as Trustees, against any and all losses, liabilities, damages, judgments, demands, suits, claims, assessments, charges, fines, penalties and other costs and expenses, including attorneys’ fees and expenses and other fees and expenses associated with the defense of a claim or incurred by the Trustees in obtaining indemnification under the Declaration, whether or not in a formal proceeding (collectively, “Damages”).

Notwithstanding the preceding paragraph, the ART shall not be required to indemnify a Trustee if it is established in a final judicial determination by clear and convincing evidence that such Damages arose as the result of acts or omissions of the Trustee with deliberate intent to injure the Holders or with reckless disregard for the best interests of such Holders. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the Trustee acted or decided with deliberate intent to injure the Holders or with reckless disregard for the best interests of such Holders.

To the fullest extent permitted by law, expenses (including attorneys’ fees and expenses) incurred by a Trustee in defending a civil, criminal, administrative or investigative action, suit, proceeding or claim referred to above shall be paid by the ART in advance of the final disposition of such action, suit, proceeding or claim promptly upon receipt of an undertaking (without bond or security) by or on behalf of such Trustee to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by  the ART as authorized in the Declaration. The Declaration also authorizes the ART to purchase and maintain insurance to cover its indemnification obligations and any other liabilities of the Trustees. The ART maintains applicable policies insuring the ART and the Trustees against certain claims.

Indemnification of the Trust Administrator

Under the Trust Administrator Agreement, if the Trust Administrator or any Trust Administrator staff member (collectively, “Trust Administrator Person”) becomes involved in any capacity in any claim, suit, action, proceeding, or investigation (including, without limitation, any shareholder or derivative action or arbitration proceeding) (collectively, a “Proceeding”) in connection with any matter in any way relating to, or arising out of the services to be performed by the Trust Administrator under the Trust Administrator Agreement (including, but not limited to, its role as Trust Administrator or the role of any staff member as a governor, officer or director of any of the Debtors), the Debtors (to the extent services are not services for the ART described in the immediately succeeding parenthetical) and the ART (to the extent services are administrative services or other services being performed for the ART pursuant to a written request therefore by the Trustees) shall indemnify, defend and hold such Trust Administrator Person harmless to the fullest extent permitted by law, from and against any losses, claims, damages, liabilities and expenses, except to the extent that it shall be determined by a court of competent jurisdiction in a judgment that has become final in that it is no longer subject to appeal or other review that such losses, claims, damages, liabilities and/or expenses resulted primarily from the willful misconduct, gross negligence, bad faith, or fraud of the Trust Administrator Person.

In addition, in the event that any Trust Administrator Person becomes involved in any capacity in any Proceeding in connection with any matter in any way relating to, or arising out of the services to be performed by the Trust Administrator under the Trust Administrator Agreement (except to the extent such Proceeding is a result of or related to a Trust Administrator Person’s violation or breach of any of the terms of the Plan, the Trust Administrator Agreement or other applicable order as determined by a court of competent jurisdiction in a judgment or finding, as applicable, that has become final in that it is no longer subject to appeal or other review) the Debtors and the ART (to the extent services are being performed for the ART) shall reimburse such Trust Administrator Person for its reasonable legal and other expenses (including the cost of any investigation and preparation) as such expenses are incurred by such Trust Administrator Person in connection therewith, subject to the obligation of such Trust Administrator Person to repay such reimbursement if it is ultimately determined that such Trust Administrator Person is not entitled to such reimbursement. The ART maintains applicable policies insuring Quest as the Trust Administrator against certain claims in connection with its services to the ART.

Item 11. Executive Compensation.

Name	Fees Earned or Paid in Cash in 2007 (1)	Fees Earned or Paid in Cash in 2008 (1)
Bryan E. Bloom	$175,000	$195,000
Lee S. Hillman	$175,000	$195,000
David P. Stowell	$175,000	$195,000
Ralph J. Takala	$175,000	$195,000
Dean A. Ziehl	$425,000	$325,000

(1)  Dean Ziehl received $175,000 in base compensation and $250,000 in Additional Compensation in 2007. In 2008 Dean Ziehl received $175,000 in Base Compensation and $150,000 in Additional compensation. The four other Trustees received $175,000 of Base Compensation and $20,000 in Additional Compensation.

Each Trustee receives annual base compensation of $175,000 (“Base Compensation”). Each of the five Trustees was paid $150,000 as base compensation for services performed in 2007 on an interim basis. The compensation was paid quarterly at the beginning of each calendar quarter in the amount of $37,500 per Trustee. After December 31, 2007, the Creditors Committee reached agreement with the Trustees on Trustee compensation, which set the Trustee’s Base Compensation at $43,750 per quarter retroactive to January 1, 2007. The incremental annual compensation of $25,000 per Trustee earned in 2007 was paid in 2008.

In addition, under the compensation agreement, The Trustees may award, in their sole discretion, additional reasonable compensation to any Trustee for additional service to the ART (“Additional Service Compensation”). The aggregate amount of Additional Service Compensation distributed to all Trustees as a group in a year may not exceed $350,000. Any Additional Service Compensation must be approved by a vote of a majority of the Trustees. Additional Service Compensation may be awarded to Trustees for service on the Audit Committee and for other services above and beyond the expected level of service, such as for close supervision of the Causes of Action. Dean Ziehl was awarded $250,000 and $150,000 respectively for his services in 2007 and 2008 respectively related to supervision of the Causes of Action. The other four Trustees each were paid $0 in 2007 and $20,000 in 2008 as additional service compensation. Additional Service Compensation is based on estimates of hours worked and contributions by the Trustees including, without limitation, supervision and mediation of the Causes of Action and the preparation of the ART’s initial securities and tax filings.

As soon as practicable after the termination of the ART, but no later than 2.5 months after the end of the calendar year in which it terminates, each Trustee may receive additional compensation (“Incentive Compensation”). The Incentive Compensation for each Trustee shall equal (A + B - (C)) divided by 5, where:

(A) equals 60 basis points of the amount distributable to the Holders in an aggregate amount of distributions to Holders of up to $1,500,000,000;

(B) equals 110 basis points of the amount distributable to Holders in an aggregate amount of distributions to Holders of $1,500,000,000 or more; and

(C) equals the amounts paid or attributable to the Trustees as Base Compensation and Additional Service Compensation in total (for the avoidance of doubt, the sum of the Base Compensation and Additional Service Compensation during the existence of the ART shall be applied as a credit and deducted from any sums payable to any Trustee under (A) and (B) above).

Incentive Compensation for a Trustee shall never be less than zero. That is, the Base Compensation and the Additional Service Compensation shall be retained by the Trustees regardless of whether any Incentive Compensation is due.

For its role as Trust Administrator, Quest is compensated exclusively by the Debtors. The ART does not pay Quest any additional amounts of compensation for service as either Plan Administrator or Trust Administrator. The ART is required to reimburse Quest and the Debtors for out-of-pocket expenses incurred in performance of services on behalf of the ART.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The ART does not have any securities that vote for the election of the Trustees and, consequently does not have any “voting securities” within the meaning of the Securities Exchange Act of 1934, as amended, and the regulations thereunder applicable to the disclosure of 5% holders of voting securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The ART has chosen to apply the independence standards of the NYSE and the SEC’s independence standards set forth in Rule 10A-3 applicable to audit committee members to both the Trustees and the Audit Committee members. The Trustees have determined that Messrs. Hillman, Stowell, Takala and Ziehl are independent. The independent Trustees have determined that Mr. Bloom is not independent based on his affiliation with W.R. Huff Asset Management Co., L.L.C. and its affiliates (collectively, “Huff”), which control Interests in the ART. Additionally, Huff, on behalf of certain of its clients, former clients and affiliates, had, prior to the commencement of the litigation by the Adelphia bankruptcy estate, commenced separate third party litigation alleging securities law violations and other claims against some of the same defendants as the ART.

The Trust Administrator and Adelphia continue to provide administrative support to the ART including maintaining electronic data and paper documents used in prosecuting the Causes of Action, financial reporting and support for Distributions when they might occur (including maintenance of data related to the implementation of Plan provisions). These services have and will continue to be provided at no cost to the ART under the terms of various agreements between the ART, the Trust Administrator and Adelphia. The ART financial statements do not reflect any amounts for these services.

Item 14. Principal Accounting Fees and Services.

In 2007, the ART appointed UHY LLP. UHY has been the only firm engaged by the ART to provide attestation services. To date, they have provided services and billed the ART only for attestation services associated with quarterly reviews and annual audits in 2007 and 2008.

Through March 9, 2009, UHY LLP had a continuing relationship with UHY Advisors, Inc. (“Advisors”). Under their relationship UHY LLP leased auditing staff who were full-time, permanent employees of Advisors. UHY LLP partners provide non-audit services through Advisors. UHY LLP has only a few full-time employees. Therefore, few, if any, audit services performed were provided by permanent full-time employees of UHY LLP. UHY LLP manages and supervises the audit services and the audit staff, and is exclusively responsible for the opinion rendered in connection with its audit.

(1)	AUDIT FEES

The aggregate fees billed for 2008 and 2007 for professional services rendered for the audit of the ART’s annual financial statements and review of the statements in the ART’s Form 10-Q filings were approximately $91k and $77k respectively.

(2)	AUDIT RELATED FEES

None

(3)	TAX FEES

None

(4)	ALL OTHER FEES

None

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report

  (1) Financial statements. See the index to the financial statements as presented in Item 8 of this filing

(b) Exhibits

2.1*	First Modified Fifth Amended Joint Chapter 11 Plan of Reorganization of Adelphia Communications Corporation and Certain of its Affiliated Debtors, effective February 13, 2007

3.1*	Restated Certificate of Trust, dated February 13, 2007

3.2*	Amendment to Restated Certificate of Trust, dated March 15, 2007

3.3*	Amended and Restated Declaration of Trust, dated February 13, 2007

3.4*	Second Amended and Restated Declaration of Trust, dated June 4, 2008.

3.4*	Rules and Procedures of Adelphia Recovery Trust

4.1*	Form of Certificate Evidencing Undivided Beneficial Interests in the Assets of the Adelphia Recovery Trust (Global Certificate)

4.2*	Form of Certificate Evidencing Undivided Beneficial Interests in the Assets of the Adelphia Recovery Trust (Book Entry Certificate)

10.1*	Plan Administrator Agreement, dated February 12, 2007

10.2*	Trustee Compensation Agreement

31.1	Section 302 Certificate of Trustee

31.2	Section 302 Certificate of Trust Administrator

32.1	Certificate of Trustee pursuant to 18 U.S.C. 1350 Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certificate of Trust Administrator pursuant to 18 U.S.C. 1350 Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*Incorporated by reference to the Form 10 of Adelphia Recovery Trust (File No. 000-53209) filed April 30, 2008 and the amended Form 10 filed July 2, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2009

By: Quest Turnaround Advisors, L.L.C.

as Trust Administrator of the Adelphia Recovery Trust

/s/ Jeffrey A. Brodsky

Jeffrey A. Brodsky

Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, including a majority of the Trustees.

/s/ BRYAN E. BLOOM	Trustee
Bryan Bloom

/s/ LEE S. HILLMAN	Trustee
Lee S. Hillman

/s/ DAVID P. STOWELL	Trustee
David P. Stowell

/s/ RALPH J. TAKALA	Trustee
Ralph J. Takala

/s/ DEAN A. ZIEHL	Trustee
Dean A. Ziehl