Form 10-Q
period 2009-03-31
Adelphia Recovery Trust
filed 2009-05-08
CIK 1433669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 000-53209

Adelphia Recovery Trust

(Exact name of registrant as specified in its charter)

Delaware	11-6615508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

919 North Market Street, 17th Floor, PO Box 8705
Wilmington, Delaware

(Address of principal executive offices) (Zip Code)

302-652-4100 Attn: Dean Ziehl

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements

Adelphia Recovery Trust

Unaudited Condensed Balance Sheets

	As of March 31, 2009	As of December 31, 2008

Assets
Cash and cash equivalents	$155,308,729	$161,057,351
Prepaid insurance	224,614	374,356
Note and accrued interest receivable	5,486,287	5,388,781
Total assets	$161,019,630	$166,820,488

Liabilities and net assets
Accrued expenses	$1,417,825	$550,871
Total liabilities	1,417,825	550,871

Net assets	159,601,805	166,269,617

Total liabilities and net assets	$161,019,630	$166,820,488

See accompanying notes to condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Operations

	For the quarter ended March 31, 2009	For the quarter ended March 31, 2008

Revenues
Litigation - court approved settlements	$—	$200,206
Litigation - other settlements	—	60,000
Interest income	328,912	1,689,819
Total revenues	328,912	1,950,025

Operating expenses
General and administrative expenses	752,324	515,010
Professional expenses - litigation	6,134,199	6,480,741
Professional expenses - administrative	110,201	724,444
Total operating expenses	6,996,724	7,720,195

Net loss	$(6,667,812)	$(5,770,170)

See accompanying notes to condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Cash Flows

	For the quarter ended March 31, 2009	For the quarter ended March 31, 2008

Operating activities
Net loss	$(6,667,812)	$(5,770,170)
Changes in operating assets and liabilities:
Prepaid insurance	149,742	(707,233)
Note and accrued interest receivable	(97,506)	(97,506)
Accrued expenses	866,954	2,573,418
Net cash used by operating activities	(5,748,622)	(4,001,491)

Net change in cash and cash equivalents	(5,748,622)	(4,001,491)
Cash and cash equivalents, beginning of period	161,057,351	189,684,573
Cash and cash equivalents, end of period	$155,308,729	$185,683,082

See accompanying notes to condensed financial statements.

ADELPHIA RECOVERY TRUST

Notes to the Condensed Financial Statements – March 31, 2009 (Unaudited)

1                                          Background

The Adelphia Recovery Trust (the “ART”) was formed as a Delaware statutory trust pursuant to that certain First Modified Fifth Amended Joint Chapter 11 Plan of Reorganization (the “Plan”) of Adelphia Communications Corporation (“Adelphia”) and certain of its subsidiaries (collectively the “Debtor” ). The purpose of the ART is to prosecute the various causes of action transferred to the ART pursuant to the Plan (the “Causes of Action”) and distribute to the owners (the “Holders”) of the interests in the ART (“Interests”) the net proceeds of such Causes of Action (“Distributions”), according to the relative priorities established pursuant to the Plan, subject to the retention of various amounts to fund the prosecution of those Causes of Action and operations of the ART. Pursuant to the Plan, in addition to the Causes of Action, Adelphia transferred $25 million in cash to the ART in order to fund the initial expenses of operation.

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

2                                          Basis of Presentation

The accompanying interim unaudited condensed financial statements of the ART have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and with the instructions to Form 10-Q.  As such, they do not include all of the information and disclosures required by US GAAP for complete financial statements.  In the opinion of the Trustees, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim unaudited condensed financial statements have been included.  These condensed financial statements should be read in conjunction with the ART’s audited financial statements as of December 31, 2008. Interim results are not necessarily indicative of the results for the complete fiscal year.

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

4                                          Causes of Action and Contingencies

Except as set forth below, there have been no material developments in the legal proceedings described in the ART’s Form 10-K as filed with the SEC on March 10, 2009.

Bank Litigation

On June 18, 2008, the District Court dismissed certain fraudulent transfer claims, voidable preference claims, and equitable subordination and disallowance claims and entered final judgment on those claims as well as certain claims dismissed in 2007 by the Bankruptcy Court. The ART timely filed a notice of appeal of that judgment and the appeal is being briefed by the parties in the Second Circuit Court of Appeals.

On May 6, 2009, the District Court issued an order sustaining the ART’s aiding and abetting fraud and breach of fiduciary duty claims; sustaining in part and dismissing in part the ART’s fraud claim, and dismissing the ART’s fraudulent concealment claims.  The District Court also sustained avoidance claims against lenders on margin loans to the Rigases.  Under the current scheduling order, the trial on those claims and the Bank Holding Company Act claim will commence on February 22, 2010.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Motorola Litigation

On August 22, 2007, plaintiffs moved for summary judgment to disallow a portion of the defendants’ claims against certain Adelphia debtors. Plaintiffs’ motion is pending. Discovery is ongoing and the bankruptcy court has ordered the parties to be ready for trial on the claims for equitable subordination and equitable disallowance on May 21, 2009.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Sabres Litigation

On February 17, 2009, the District Court for the Western District of New York issued a final judgment granting a permanent injunction against the prosecution of fraudulent conveyance claims against Key Bank N.A., Fleet National Bank, and HSBC Bank USA, N.A. (collectively, the “Sabres Banks”) by the ART in the Bank Litigation.    The fraudulent conveyance claims against the Sabres Banks involve Adelphia’s purchase of and payments on certain loans made by the Sabres Banks to the Buffalo Sabres hockey team.  The ART filed a timely notice of appeal, and the appeal is being briefed by the parties in the Second Circuit Court of Appeals.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Litigation Indemnification Fund Litigation

Discovery related to the JV LIF Claims is ongoing and an evidentiary hearing on the motion is now scheduled for June 9, 2009.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

5                                          Subsequent Events

Subsequent to March 31, 2009 and through May 7, 2009, there have been no other events that would be material to the financial statements of the ART, including Cause of Action settlements or judgments or Distributions or decisions concerning future Distributions.

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

Distributions

Pursuant to the Plan and the Declaration, Distributions to Holders are net of any costs and expenses incurred by the ART in connection with administering, litigating or otherwise resolving the various Causes of Action. Such costs and expenses may also include fees and expenses of the Trustees, premiums for directors and officers insurance, and other insurance and fees and expenses of attorneys and consultants. Distributions will be made only from assets of the ART and only to the extent that the ART has sufficient assets (over amounts retained for contingent liabilities and future costs and expenses, among other things) to make such payments in accordance with the Plan and the Declaration. No Distribution is required to be made to any Holder unless such Holder is to receive in such Distribution at least $25.00 or unless such Distribution is the final Distribution to such Holder pursuant to the Plan and the Declaration.

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

As of March 31, 2009, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

Series RF	115,000,000
Series Arahova	722,639,681
Series Frontier Vision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2	281,933,289
Series ACC-3	119,430,302
Series ESL (1)	17
Series ACC-4	1,790,968,272
Series ACC-5 (1)	458
Series ACC-6B	150,000,000
Series ACC-6B1 (1)	3
Series ACC-6D	575,000,000
Series ACC-6D1 (1)	229,004
Series ACC-6E/F	935,812,456
Series ACC-6E/F1 (1)	277,210
Series ACC-7	217,022,640
Series ACC-7A (1)	1,537,766,752

(1) For each of these categories of Interests (which include disputed claims), each holder of a disputed claim was awarded one Interest. The number of Interests is expected to change based on the resolution of disputed claims.

Results of Operations

The ART operates pursuant to the Plan and the Declaration. The ART was formed as a Delaware statutory trust to prosecute various claims originally owned by Adelphia and, if any of the prosecutions are successful or are settled in a manner which provides economic benefit to the ART, to distribute excess proceeds over amounts retained to fund the prosecution of the Causes of Action and operations of the ART, to the Holders. It is not possible to determine at this time if there will be any excess proceeds available for a Distribution.

First Quarter 2009 compared to the First Quarter 2008

There were no court approved or other litigation settlements in the three months ended March 31, 2009.  In the prior year for the same quarter there were court approved settlement proceeds of $200,206 related to the litigation and bankruptcy claims among Leonard Tow, Claire Tow, related entities, David Rosensweig, Adelphia and the ART. Additionally, there were other non-court approved settlements of $60,000 for the quarter ended March 31, 2008. Revenue related to Cause of Action recoveries is highly variable creating fluctuations in quarterly results and the variability is expected to continue.

Both quarters ended March 31, 2009 and March 31, 2008 reflect interest income from the invested cash balances of the ART. The decrease in interest income of approximately $1.4 million for the quarter ended March 31, 2009 compared to the same quarter in the prior year is due to lower invested cash balances which have been reduced by ART operating costs, as well as reduced investment yields.

Total operating expenses of the ART for the quarter ended March 31, 2009 are approximately $723,000 less than the same period in 2008 due to reduced professional expenses for both litigation and administrative activities, partially offset by an increase in general and administrative costs. Professional litigation costs have decreased approximately $347,000 in the first quarter of 2009 as compared to the first quarter of 2008 primarily due to reduced litigation costs in the first quarter of 2009 with respect to the Bank Litigation. Additionally, professional administrative costs have decreased approximately $614,000 in the first quarter of 2009 as compared to the same period in 2008 primarily due to costs associated with the initial organization of the ART that were incurred in the first quarter of 2008. Offsetting these cost reductions, general and administrative costs have increased from the first quarter of 2008 to the first quarter of 2009 by approximately $237,000. The increase was caused primarily by the payment of additional service compensation to the ART Trustees of $230,000 in March of 2009. Additional service compensation of $250,000 was paid in the second quarter of 2008, thus affecting the comparability of the effect of this compensation on the first quarter of 2009 versus the first quarter of 2008.

As a result of reduced settlement revenue of approximately $260,000 in the quarter ended March 31, 2009, compared to the same period in 2008, and reduced interest income of approximately $1.4 million, offset by decreased operating expenses of approximately $723,000, the ART recognized a net loss of $6.7 million for the quarter ended March 31, 2009.

Financial Condition and Cash Flows

The ART’s sources of liquidity are from (a) the $25 million transferred to the ART by Adelphia pursuant to the Plan on the Effective Date, (b) the successful resolution of Causes of Action and (c) earnings on invested cash balances. Receipts from these sources are used to pay professional and operating expenses of the ART and to fund Distributions to the Holders after reserving cash required to pay future professional and operating expenses of the ART. After careful evaluation of future financial needs the Trustees have determined that a Distribution at this time should not occur. No Distributions have been made through March 31, 2009 and none are expected.

Based upon cash and cash equivalent balances as of March 31, 2009 totaling approximately $155.3 million and expected expenses and other potential disbursements, the ART does not expect a deficiency in liquidity in the next twelve months. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that current liquidity will be adequate to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and seeking methods to reduce legal professional and administrative costs are all strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the ART’s ability to maximize recoveries from settlements.

The nature of the ART’s operation does not give rise to capital expenditures and there are no current or expected commitments for capital expenditures in the next twelve months. Should a need for capital expenditures arise, the ART would fund the requirement from existing assets. Additionally, the ART currently has no long-term contracts or other long-term obligations.

Cash and cash equivalent balances at March 31, 2009 of approximately $155.3 million are approximately $5.7 million lower than as of December 31, 2008 due to a net loss for the three months ended March 31, 2009 of approximately $6.7 million offset by a provision of cash by operating activities of approximately $919,000, related to an increase of approximately $867,000 in accrued expenses and the amortization of approximately $150,000 of prepaid expenses. Uses of cash by operating activities include the accrual of interest on a settlement note receivable during the first quarter of 2009 of approximately $98,000. Available cash is invested in either FDIC insured deposit accounts or a federally insured money market fund invested in short-term U.S. Treasury and government agency securities. The money market fund manager has elected to participate in the Treasury Department’s temporary guarantee insurance program for money market funds.

Debt and Other Long-term Obligations

The ART has no debt, capital or operating lease or other long-term obligations and has no current plans to incur such obligations.

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

This report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the ART. The actual results of the ART could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the number of and proceeds from litigations and/or settlements which are successful, delays in obtaining proceeds, the amount of funding required for the litigations and other operating expenses, economic conditions, changes in tax and other governmental rules and regulations applicable to the ART, and other risks identified and described in the Form 10-K filed with the SEC on March 10, 2009. These risks and uncertainties are beyond the ability of the ART to control, and in many cases, the ART cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report the words “believes,” “estimates,” “plans,” “expects,” and “anticipates” and similar expressions as they relate to the ART or its management are intended to identify forward-looking statements.

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

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of the quarter ended March 31, 2009. Based on their evaluation of the effectiveness of the design and operation of the ART’s disclosure controls and procedures, the Trustees and the Trust Administrator concluded that as of March 31, 2009, the ART’s disclosure controls and procedures were effective.

Limitations on the Effectiveness of Controls

The Trustees and the Trust Administrator do not expect that the ART’s disclosure controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the ART have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2009, there were no changes in the ART’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1                                                                Legal Proceedings

Except as set forth below, there have been no material developments in the legal proceedings described in the ART’s Form 10-K as filed with the SEC on March 10, 2009.

Bank Litigation

On June 18, 2008, the District Court dismissed certain fraudulent transfer claims, voidable preference claims, and equitable subordination and disallowance claims and entered final judgment on those claims as well as certain claims dismissed in 2007 by the Bankruptcy Court. The ART timely filed a notice of appeal of that judgment and the appeal is being briefed by the parties in the Second Circuit Court of Appeals.

On May 6, 2009, the District Court issued an order sustaining the ART’s aiding and abetting fraud and breach of fiduciary duty claims; sustaining in part and dismissing in part the ART’s fraud claim, and dismissing the ART’s fraudulent concealment claims.  The District Court also sustained avoidance claims against lenders on margin loans to the Rigases.  Under the current scheduling order, the trial on those claims and the Bank Holding Company Act claim will commence on February 22, 2010.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Motorola Litigation

On August 22, 2007, plaintiffs moved for summary judgment to disallow a portion of the defendants’ claims against certain Adelphia debtors. Plaintiffs’ motion is pending. Discovery is ongoing and the bankruptcy court has ordered the parties to be ready for trial on the claims for equitable subordination and equitable disallowance on May 21, 2009.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Sabres Litigation

On February 17, 2009, the District Court for the Western District of New York issued a final judgment granting a permanent injunction against the prosecution of fraudulent conveyance claims against Key Bank N.A., Fleet National Bank, and HSBC Bank USA, N.A. (collectively, the “Sabres Banks”) by the ART in the Bank Litigation.    The fraudulent conveyance claims against the Sabres Banks involve Adelphia’s purchase of and payments on certain loans made by the Sabres Banks to the Buffalo Sabres hockey team.  The ART filed a timely notice of appeal, and the appeal is being briefed by the parties in the Second Circuit Court of Appeals.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Litigation Indemnification Fund Litigation

Discovery related to the JV LIF Claims is ongoing and an evidentiary hearing on the motion is now scheduled for June 9, 2009.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Item 1A.                                                   Risk Factors

As of the date of this filing there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the Form 10-K as filed March 10, 2009.

Item 6                                                                Exhibits

2.1*	First Modified Fifth Amended Joint Chapter 11 Plan of Reorganization of Adelphia Communications Corporation and Certain of its Affiliated Debtors, effective February 13, 2007

3.1*	Restated Certificate of Trust, dated February 13, 2007

3.2*	Amendment to Restated Certificate of Trust, dated March 15, 2007

3.3*	[Second] Amended and Restated Declaration of Trust, dated February 13, 2007

3.4*	Rules and Procedures of Adelphia Recovery Trust

4.1*	Form of Certificate Evidencing Undivided Beneficial Interests in the Assets of the Adelphia Recovery Trust (Global Certificate)

4.2*	Form of Certificate Evidencing Undivided Beneficial Interests in the Assets of the Adelphia Recovery Trust (Book Entry Certificate)

10.1*	Plan Administrator Agreement, dated February 12, 2007

10.2*	Trustee Compensation Agreement

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

Date: May 7, 2009

By: Quest Turnaround Advisors, LLC
as Trust Administrator of the Adelphia Recovery Trust
/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Member