Form 10-Q
period 2009-06-30
Adelphia Recovery Trust
filed 2009-08-05
CIK 1433669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

☐ Yes  No ☐

ADELPHIA RECOVERY TRUST

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements

Adelphia Recovery Trust

Unaudited Condensed Balance Sheets

	As of June 30, 2009	As of December 31, 2008

Assets
Cash and cash equivalents	$147,261,459	$161,057,351
Prepaid assets	91,618	374,356
Note and accrued interest receivable	5,583,793	5,388,781
Total assets	$152,936,870	$166,820,488

Liabilities and net assets
Accrued expenses	$2,443,061	$550,871
Total liabilities	2,443,061	550,871

Net assets	150,493,809	166,269,617

Total liabilities and net assets	$152,936,870	$166,820,488

See accompanying notes to the condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Operations

	For the quarter ended June 30, 2009	For the quarter ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008

Revenues
Litigation - court approved settlements	$—	$—	$—	$200,206
Litigation - other settlements	—	850,194	—	910,194
Interest income	199,254	1,101,159	528,166	2,790,978
Total revenues	199,254	1,951,353	528,166	3,901,378

Operating expenses
General and administrative expenses	457,473	933,470	1,209,797	1,448,480
Professional expenses - litigation	8,789,310	5,507,525	14,923,509	11,988,265
Professional expenses - administrative	60,467	940,322	170,668	1,664,766
Total operating expenses	9,307,250	7,381,317	16,303,974	15,101,511

Net loss	$(9,107,996)	$(5,429,964)	$(15,775,808)	$(11,200,133)

See accompanying notes to the condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Cash Flows

	For the six months ended June 30, 2009	For the six months ended June 30, 2008

Operating activities
Net loss	$(15,775,808)	$(11,200,133)
Changes in operating assets and liabilities:
Prepaid assets	282,738	(555,827)
Note and accrued interest receivable	(195,012)	(195,011)
Accrued expenses	1,892,190	(5,754,314)
Net cash used by operating activities	(13,795,892)	(17,705,285)

Net change in cash and cash equivalents	(13,795,892)	(17,705,285)
Cash and cash equivalents, beginning of period	161,057,351	189,684,573
Cash and cash equivalents, end of period	$147,261,459	$171,979,288

See accompanying notes to the condensed financial statements.

ADELPHIA RECOVERY TRUST

Notes to the Condensed Financial Statements — June 30, 2009 (Unaudited)

1                                          Background

The Adelphia Recovery Trust (the “ART”) was formed as a Delaware statutory trust pursuant to that certain First Modified Fifth Amended Joint Chapter 11 Plan of Reorganization (the “Plan”) of Adelphia Communications Corporation (“Adelphia”) and certain of its subsidiaries (collectively the “Debtor” ). The purpose of the ART is to prosecute the various causes of action transferred to the ART pursuant to the Plan (the “Causes of Action”) and distribute to the owners (the “Holders”) of the interests in the ART (“Interests”) the net proceeds of such Causes of Action (“Distributions”), according to the relative priorities established pursuant to the Plan, subject to the retention of various amounts to fund the prosecution of those Causes of Action and operations of the ART. Pursuant to the Plan, in addition to the Causes of Action, Adelphia transferred $25 million in cash to the ART, in connection with its formation, in order to fund the initial expenses of operation.

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

2                                          Basis of Presentation

The accompanying interim unaudited condensed financial statements of the ART have been prepared in accordance with generally accepted accounting principles in the United States of America for interim periods (“US GAAP”) and with the instructions to Form 10-Q.  As such, they do not include all of the information and disclosures required by US GAAP for complete financial statements.  In the opinion of the Trustees, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim unaudited condensed financial statements have been included.  These condensed financial statements should be read in conjunction with the ART’s audited financial statements for the year ended December 31, 2008 included in its Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2009. Interim results are not necessarily indicative of the results for the complete fiscal year. The unaudited condensed balance sheet as of December 31, 2008 was derived from the audited financial statements for the year then ended.

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

4                                          Causes of Action and Contingencies

Except as set forth below, there have been no material developments in the legal proceedings described in the ART’s Form 10-K as filed with the SEC on March 10, 2009 or as updated in the ART’s Form 10-Q filed on May 8, 2009.

Bank Litigation

On June 18, 2008, the District Court dismissed certain fraudulent transfer claims, avoidable preference claims, and equitable subordination and disallowance claims. Under the current scheduling order, the trial on the remaining claims will commence on April 8, 2010.

With respect to the claims dismissed by the District Court on June 18, 2008 and certain claims dismissed in 2007 by the Bankruptcy Court, the District Court entered a final judgment. The ART filed a timely notice of appeal and the appeal is being briefed by the parties in the Second Circuit Court of Appeals.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Motorola Litigation

On August 22, 2007, plaintiffs moved for summary judgment to disallow a portion of the defendants’ claims against certain Adelphia debtors. Plaintiffs’ motion is pending. Discovery is ongoing and the bankruptcy court has ordered the parties to be ready for trial on the claims for equitable subordination and equitable disallowance on October 8, 2009.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Sabres Litigation

On February 17, 2009, the District Court for the Western District of New York issued a final judgment granting a permanent injunction against the prosecution of fraudulent conveyance claims against Key Bank N.A., Fleet National Bank, and HSBC Bank USA, N.A. (collectively, the “Sabres Banks”) by the ART in the Bank Litigation. The fraudulent conveyance claims against the Sabres Banks involve Adelphia’s purchase of and payments on certain loans made by the Sabres Banks to the Buffalo Sabres hockey team. The ART filed a timely notice of appeal, and the appeal has been briefed by the parties in the Second Circuit Court of Appeals. Oral argument has not been scheduled.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Litigation Indemnification Fund Litigation

Discovery related to the JV LIF Claims is pending and an evidentiary hearing on the motion has not been set.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

5                                          Fair Value of Financial Instruments

As of June 30, 2009, the fair value of cash and cash equivalents and accrued expenses approximates their carrying values using active market data (i.e. Level 1, as defined). Further, the fair value of the note receivable and accrued interest, as described in the ART’s Form 10-K as filed on March 10, 2009, has been determined using management’s assessment of unobservable inputs (i.e. Level 3, as defined) and approximates $4.2 million as of June 30, 2009 and $4.2 million as of December 31, 2008. The unobservable inputs are assessed and adjusted periodically based on current economic and other risk factors. The carrying values were $5.6 million as of June 30, 2009 and $5.4 million as of December 31, 2008.

6                                          Subsequent Events

Subsequent events have been evaluated through August 5, 2009, the date the accompanying financial statements were issued. There have been no subsequent events that would be material to the financial statements of the ART, including Cause of Action settlements or judgments or Distributions or decisions concerning future Distributions.

Item 2                                            Management Discussion and Analysis

Overview

The Adelphia Recovery Trust was formed as a Delaware statutory trust pursuant to that certain First Modified Fifth Amended Joint Chapter 11 Plan of Reorganization of Adelphia and certain of its subsidiaries. The purpose of the ART is to prosecute the various Causes of Action transferred to the ART pursuant to the Plan and distribute to the owners of the Interests in the ART the net proceeds of such Causes of Action, according to the relative priorities established pursuant to the Plan, subject to the retention of various amounts to fund the prosecution of those Causes of Action and operations of the ART. Pursuant to the Plan, in addition to the Causes of Action, Adelphia transferred $25 million in cash to the ART in connection with its formation in order to fund the initial expenses of operation.

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

As of June 30, 2009, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

CVV Series of Interest:	As of June 30, 2009
Series RF	115,000,000
Series Arahova	722,639,681
Series FrontierVision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2	281,933,289
Series ACC-3	119,430,302
Series ESL (1)	17
Series ACC-4	1,790,968,272
Series ACC-5 (1)	458
Series ACC-6B	150,000,000
Series ACC-6B1 (1)	3
Series ACC-6D	575,000,000
Series ACC-6D1 (1)	229,004
Series ACC-6E/F	935,812,456
Series ACC-6E/F1 (1)	277,210
Series ACC-7	217,022,640
Series ACC-7A (1)	1,537,766,752

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

Second Quarter 2009 vs Second Quarter 2008

Total revenues decreased to $0.2 million in the second quarter of 2009 compared to $2.0 million for the second quarter of 2008. The decrease of $1.8 million was caused by decreased settlement revenues of $0.9 million and decreased interest income of $0.9 million in the second quarter of 2009 compared to the second quarter of 2008.

There were no settlements or related revenues in the second quarter of 2009 while the second quarter of 2008 included settlement revenue from a previous Adelphia vendor of $0.9 million. Both quarters ended June 30, 2009 and June 30, 2008 reflect interest income from invested cash balances of the ART. Interest income decreased primarily due to lower investment yields and lower cash balances in the second quarter of 2009 versus the comparable period in 2008.

Total operating expenses for the ART increased to $9.3 million in the second quarter of 2009 from $7.4 million in the second quarter of 2008.  The increase of $1.9 million was caused by increased professional litigation costs of $3.3 million in the second quarter of 2009 versus the second quarter of 2008. This increase was slightly offset by decreases in professional administrative costs of $0.9 million and general and administrative costs of $0.5 million in the second quarter of 2009 versus the second quarter of 2008.

Professional litigation costs increased in the second quarter of 2009 compared to the second quarter of 2008 by $3.3 million due to increased professional activity related to the various Causes of Action. The increased activity caused higher professional fees of $3.0 million in the second quarter of 2009 compared to the second quarter of 2008. Also, professional litigation costs increased by $0.3 million in the second quarter of 2009 compared to the second quarter of 2008 due to a reclassification of certain professional fees. The reclassification did not change total operating expenses or net income in either period.

Professional administrative costs decreased $0.9 million in the second quarter of 2009 compared to the second quarter of 2008. The decreased costs in the second quarter of 2009 from the second quarter of 2008 relate primarily to reduced costs for ART regulatory compliance of $0.6 million and decreased costs of $0.3 million related to the reclassification discussed in the preceding paragraph.

General and administrative costs decreased by $0.5 million in the second quarter of 2009 compared to the second quarter of 2008. Additional service compensation paid to the ART Trustees was paid in the first quarter of 2009 while in 2008 a similar payment was made in the second quarter which caused a $0.3 million decrease in costs when comparing the second quarter of 2009 to the second quarter of 2008. Also, Trustee base compensation decreased by $0.2 million in the second quarter of 2009 when compared to the second quarter of 2008 due to retroactive payments made to the Trustees in the second quarter of 2008 that aligned their historical compensation to reflect final compensation agreements.

As a result of the decrease in total revenues of $1.8 million and the increase in total operating expenses of $1.9 million in the second quarter of 2009 compared to the second quarter of 2008, the net loss of $9.1 million for the quarter ended June 30, 2009 was $3.7 million higher than the net loss for the quarter ended June 30, 2008.

Six months ended June 30, 2009 versus the six months ended June 30, 2008

Total revenues decreased to $0.5 million for the six months ended June 30, 2009 compared to $3.9 million for the six months ended June 30, 2008. The decrease of $3.4 million was caused by decreased settlement revenues of $1.1 million and decreased interest income of $2.3 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

There were no settlements or related revenues for the six months ended June 30, 2009 while the six months ended June 30, 2008 included court approved Tow settlement proceeds of $0.2 million and other settlement revenue of $0.9 million, including settlement revenue from a previous Adelphia vendor. Both six month periods ended June 30, 2009 and June 30, 2008 reflect interest income from invested cash balances of the ART. Interest income was decreased primarily due to lower investment yields and lower cash balances for the six months ended June 30, 2009 versus the comparable period in 2008.

Total operating expenses for the ART increased to $16.3 million for the six months ended June 30, 2009 from $15.1 million for the six months ended June 30, 2008.  The increase of $1.2 million was caused by increased professional litigation costs of $2.9 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This increase was offset by decreases in professional administrative costs of $1.5 million and general and administrative costs of $0.2 million for the six months ended June 30, 2009 versus the six months ended June 30, 2008.

Professional litigation costs have increased for the six months ended June 30, 2009 by $2.9 million due to increased activity related to the various Causes of Action. The increased activity caused higher professional fees of $2.5 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Also, professional litigation costs increased $0.4 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to a reclassification of certain professional fees.  The reclassification did not change total operating expenses or net income in either period.

Professional administrative costs decreased $1.5 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decreased costs for the six months ended June 30, 2009 from the six months ended June 30, 2008 relate primarily to reduced costs for ART regulatory compliance matters and other costs of $1.1 million and decreased costs of $0.4 million related to the reclassification discussed in the preceding paragraph.

General and administrative costs decreased by $0.2 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to decreases in total compensation and expenses paid to the ART Trustees and ART audit fees.

As a result of the decrease in total revenues of $3.4 million and the increase in total operating expenses of $1.2 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, the net loss of $15.8 million for the six months ended June 30, 2009 was $4.6 million higher than the net loss for the six months ended June 30, 2008.

Financial Condition and Cash Flows

The ART’s sources of liquidity are from (a) the $25 million transferred to the ART by Adelphia pursuant to the Plan on the Effective Date, (b) the successful resolution of Causes of Action and (c) earnings on invested cash balances. Receipts from these sources are used to pay professional and operating expenses of the ART and to fund Distributions to the Holders after reserving cash required to pay future professional and operating expenses of the ART. After careful evaluation of future financial needs, the Trustees have not declared any Distributions.

Based upon cash and cash equivalent balances as of June 30, 2009 totaling $147.3 million and expected expenses and other potential disbursements, the ART expects to meet its obligations as they come due in the next twelve months. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that cash will be available to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and seeking methods to reduce legal professional and administrative costs are all strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the ART’s ability to maximize recoveries from settlements.

The nature of the ART’s operation does not give rise to capital expenditures and there are no current or expected commitments for capital expenditures in the next twelve months. Should a need for capital expenditures arise, the ART would fund the requirement from existing assets. Additionally, the ART currently has no long-term contracts or other long-term obligations.

Cash and cash equivalent balances at June 30, 2009 of $147.3 million are $13.8 million lower than as of December 31, 2008 due to a net loss for the six months ended June 30, 2009 of $15.8 million offset by a provision of cash by operating activities of $2.0 million, related to an increase of $1.9 million in accrued expenses and the amortization of $0.3 million of prepaid expenses. The increase in accrued expenses is due to the timing of vendor payments not being made as close to the period ended June 30, 2009 as they were for the period ended December 31, 2008. Non-cash operating activities include the accrual of interest on a note receivable during the six months ended June 30, 2009 of $0.2 million. Available cash is invested in either FDIC insured deposit accounts or a federally insured money market fund invested in short-term U.S. Treasury and government agency securities. The money market fund manager has elected to participate in the Treasury Department’s temporary guarantee insurance program for money market funds.

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

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of the quarter ended June 30, 2009. Based on their evaluation of the effectiveness of the design and operation of the ART’s disclosure controls and procedures, the Trustees and the Trust Administrator concluded that as of June 30, 2009, the ART’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2009, there were no changes in the ART’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1                                                                Legal Proceedings

Except as set forth below, there have been no material developments in the legal proceedings described in the ART’s Form 10-K as filed with the SEC on March 10, 2009 or as updated in the ART’s Form 10-Q filed on May 8, 2009.

Bank Litigation

On June 18, 2008, the District Court dismissed certain fraudulent transfer claims, avoidable preference claims, and equitable subordination and disallowance claims. Under the current scheduling order, the trial on the remaining claims will commence on April 8, 2010.

With respect to the claims dismissed by the District Court on June 18, 2008 and certain claims dismissed in 2007 by the Bankruptcy Court, the District Court entered a final judgment. The ART filed a timely notice of appeal and the appeal is being briefed by the parties in the Second Circuit Court of Appeals.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Motorola Litigation

On August 22, 2007, plaintiffs moved for summary judgment to disallow a portion of the defendants’ claims against certain Adelphia debtors. Plaintiffs’ motion is pending. Discovery is ongoing and the bankruptcy court has ordered the parties to be ready for trial on the claims for equitable subordination and equitable disallowance on October 8, 2009.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Sabres Litigation

On February 17, 2009, the District Court for the Western District of New York issued a final judgment granting a permanent injunction against the prosecution of fraudulent conveyance claims against Key Bank N.A., Fleet National Bank, and HSBC Bank USA, N.A. (collectively, the “Sabres Banks”) by the ART in the Bank Litigation.    The fraudulent conveyance claims against the Sabres Banks involve Adelphia’s purchase of and payments on certain loans made by the Sabres Banks to the Buffalo Sabres hockey team.  The ART filed a timely notice of appeal, and the appeal has been briefed by the parties in the Second Circuit Court of Appeals. Oral argument has not yet been scheduled.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements

Litigation Indemnification Fund Litigation

Discovery related to the JV LIF Claims is pending and an evidentiary hearing on the motion has not been set.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Item 1A.                                                   Risk Factors

As of the date of this filing there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the ART’s Form 10-K for the year ended December 31, 2008 as filed with the SEC March 10, 2009.

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

Date: August 05, 2009

By: Quest Turnaround Advisors, LLC
as Trust Administrator of the Adelphia Recovery Trust
/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Member