Form 10-Q
period 2009-09-30
Adelphia Recovery Trust
filed 2009-11-10
CIK 1433669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements

Adelphia Recovery Trust

Unaudited Condensed Balance Sheets

	As of September 30, 2009	As of December 31, 2008

Assets
Cash and cash equivalents	$137,370,378	$161,057,351
Prepaid assets	761,142	374,356
Note and accrued interest receivable	5,681,299	5,388,781
Total assets	$143,812,819	$166,820,488

Liabilities and net assets
Accrued expenses	$5,007,807	$550,871
Total liabilities	5,007,807	550,871

Net assets	138,805,012	166,269,617

Total liabilities and net assets	$143,812,819	$166,820,488

See accompanying notes to the condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Operations

	For the quarter ended September 30, 2009	For the quarter ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008

Revenues
Litigation - court approved settlements	$—	$—	$—	$200,206
Litigation - other settlements	—	—	—	910,194
Interest income	153,123	1,034,219	681,289	3,825,198
Total revenues	153,123	1,034,219	681,289	4,935,598

Operating expenses
General and administrative expenses	465,213	481,901	1,675,010	1,930,382
Professional expenses - litigation	11,338,780	5,589,722	26,262,289	17,577,987
Professional expenses - administrative	37,927	199,329	208,595	1,864,096
Total operating expenses	11,841,920	6,270,952	28,145,894	21,372,465

Net loss	$(11,688,797)	$(5,236,733)	$(27,464,605)	$(16,436,867)

See accompanying notes to the condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Cash Flows

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008

Operating activities
Net loss	$(27,464,605)	$(16,436,867)
Changes in operating assets and liabilities:
Prepaid assets	(386,786)	(402,756)
Note and accrued interest receivable	(292,518)	(292,518)
Accrued expenses	4,456,936	(5,953,035)
Net cash used by operating activities	(23,686,973)	(23,085,176)

Net change in cash and cash equivalents	(23,686,973)	(23,085,176)
Cash and cash equivalents, beginning of period	161,057,351	189,684,573
Cash and cash equivalents, end of period	$137,370,378	$166,599,397

See accompanying notes to the condensed financial statements.

ADELPHIA RECOVERY TRUST

Notes to the Condensed Financial Statements — September 30, 2009 (Unaudited)

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

4                                          Causes of Action and Contingencies

Except as set forth below, there have been no material developments in the legal proceedings described in the ART’s Form 10-K as filed on March 10, 2009.

Bank Litigation

On June 18, 2008, the District Court dismissed certain fraudulent transfer claims, avoidable preference claims, and equitable subordination and disallowance claims.  A final judgment was entered on those claims as well as certain claims dismissed in 2007 by the Bankruptcy Court. The ART filed a timely notice of appeal and the appeal is being briefed by the parties in the Second Circuit Court of Appeals.

With respect to the remaining pending claims, fact discovery has closed and the parties are engaged in expert discovery and pretrial briefing. Under the current scheduling order, the trial on the remaining claims will commence on April 8, 2010.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Motorola Litigation

On August 22, 2007, plaintiffs moved for summary judgment to disallow a portion  of the defendants’ claims against certain Adelphia debtors. Plaintiffs’ motion is pending. Trial on the claims for equitable subordination and equitable disallowance was held on October 26-30, 2009. The court has those claims under submission and has scheduled post trial briefing. The parties currently are engaged in mediation but there is no assurance that any agreement will be reached.

Sabres Litigation

On February 17, 2009, the District Court for the Western District of New York issued a final judgment granting a permanent injunction against the prosecution of fraudulent conveyance claims against Key Bank N.A., Fleet National Bank, and HSBC Bank USA, N.A. (collectively, the “Sabres Banks”) by the ART in the Bank Litigation. The fraudulent conveyance claims against the Sabres Banks involve Adelphia’s purchase of and payments on certain loans made by the Sabres Banks to the Buffalo Sabres hockey team. The ART filed a timely notice of appeal, and the appeal has been briefed by the parties in the Second Circuit Court of Appeals. Oral argument was held on November 4, 2009.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Prestige Litigation

Fact discovery concluded on September 18, 2009.   On October 22, 2009, the ART filed a motion seeking leave to amend the complaint to conform the pleadings to the evidence developed during fact discovery.  The proposed amendments do not seek to add any new claims or parties. That motion is pending.

On October 27, 2009, Defendants moved for summary judgment on all of ART’s claims.  The summary judgment motion is to be fully briefed and submitted to the Court by February 1, 2010.  Expert discovery is stayed pending a decision on the summary judgment motion.

No trial date has been set in the case.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

FPL Litigation

Trial has been scheduled for June 6, 2011.

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

5                                          Fair Value of Financial Instruments

As of September 30, 2009, the fair value of cash and cash equivalents and accrued expenses approximates their carrying values using active market data (i.e. Level 1, as defined). Further, the fair value of the note receivable and accrued interest has been determined using unobservable inputs (i.e. Level 3, as defined) and approximates $4.3 million as of September 30, 2009 and $4.2 million as of December 31, 2008. The carrying values were $5.7 million as of September 30, 2009 and $5.4 million as of December 31, 2008. The note bears 8% simple interest and is recourse only to the proceeds of a $28 million life insurance policy on Mr. Leonard Tow and his wife.

6                                          Subsequent Events

Subsequent events have been evaluated through November 6, 2009, the date the accompanying financial statements were issued. There have been no subsequent events that would be material to the financial statements of the ART, including Cause of Action settlements or judgments or Distributions or decisions concerning future Distributions.

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

As of September 30, 2009, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

Series of Interests:	As of September 30, 2009
Series RF	115,000,000
Series Arahova	722,639,681
Series FrontierVision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2	281,933,289
Series ACC-3	119,430,302
Series ESL (1)	17
Series ACC-4	1,790,968,272
Series ACC-5 (1)	458
Series ACC-6B	150,000,000
Series ACC-6B1 (1)	3
Series ACC-6D	575,000,000
Series ACC-6D1 (1)	229,004
Series ACC-6E/F	935,812,456
Series ACC-6E/F1 (1)	277,210
Series ACC-7	217,022,640
Series ACC-7A (1)	1,537,766,752

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

Third Quarter 2009 vs Third Quarter 2008

Total revenues decreased to approximately $0.2 million in the third quarter of 2009. The decrease of $0.9 million was caused by decreased interest income in the third quarter of 2009 compared to the third quarter of 2008. The decreased interest income was caused most significantly by a reduction in investment yields and to a lesser extent from lower average invested cash balances from the third quarter of 2008 to the third quarter of 2009. There were no significant differences in the investment vehicles utilized by the ART between the third quarter of 2008 and the third quarter of 2009. There were no settlements or related revenues for the third quarter of 2009 or for the third quarter of 2008.

Total operating expenses for the ART increased to $11.8 million in the third quarter of 2009 from $6.3 million in the third quarter of 2008.  The increase of $5.5 million was caused by increased professional litigation costs of $5.7 million in the third quarter of 2009 versus the third quarter of 2008. This increase was slightly offset by decreases in professional administrative costs of $0.2 million. General and administrative costs showed a slight decrease when comparing the third quarter of 2009 to the third quarter of 2008.

Professional litigation costs increased in the third quarter of 2009 compared to the third quarter of 2008 by $5.7 million due to increased professional activity related to the Bank Litigation and other Causes of Action.

Professional administrative costs decreased $0.2 million in the third quarter of 2009 compared to the third quarter of 2008. The decreased costs in the third quarter of 2009 from the third quarter of 2008 relate primarily to reduced costs for ART regulatory compliance and professional administration costs.

General and administrative costs were slightly decreased in the third quarter of 2009 when compared to the third quarter of 2008. The ART experienced reduced costs in the third quarter of 2009 compared to the third quarter of 2008 for bank services, insurance, and regulatory compliance but had offsetting increased costs for audit and valuation services over the same timeframe.

As a result of the decrease in total revenues of $0.9 million and the increase in total operating expenses of $5.5 million in the third quarter of 2009 compared to the third quarter of 2008, the net loss of $11.7 million for the quarter ended September 30, 2009 was approximately $6.4 million higher than the net loss for the quarter ended September 30, 2008.

Nine months ended September 30, 2009 versus the Nine months ended September 30, 2008

Total revenues decreased to $0.7 million for the nine months ended September 30, 2009 compared to $4.9 million for the nine months ended September 30, 2008. The decrease of $4.2 million was caused by decreased settlement revenues of $1.1 million and decreased interest income of $3.1 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

There were no settlements or related revenues for the nine months ended September 30, 2009 while the nine months ended September 30, 2008 included court approved Tow settlement proceeds of $0.2 million and other settlement revenue of $0.9 million, including settlement revenue from a previous Adelphia vendor. Both nine month periods ended September 30, 2009 and September 30, 2008 reflect interest income from the invested cash balances of the ART. Interest income decreased due to lower investment yields and to a lesser extent decreased cash balances.

Total operating expenses for the ART increased to $28.1 million for the nine months ended September 30, 2009. The increase of $6.8 million was caused by increased professional litigation costs of $8.7 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This increase was offset by decreases in professional administrative costs of $1.7 million and general and administrative costs of $0.2 million for the nine months ended September 30, 2009 versus the nine months ended September 30, 2008.

Professional litigation costs have increased for the nine months ended September 30, 2009 by $8.7 million primarily due to increased activity related to the Bank Cause of Action. The increased activity caused higher professional fees of $8.3 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Also, professional litigation costs increased $0.4 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to a reclassification of certain professional fees.  The reclassification did not change total operating expenses or net income in either period.

Professional administrative costs decreased $1.7 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decreased costs for the nine months ended September 30, 2009 from the nine months ended September 30, 2008 relate primarily to decreased costs for ART regulatory compliance matters and professional administration costs of $1.3 million and decreased costs of $0.4 million related to the reclassification discussed in the preceding paragraph.

General and administrative costs decreased by $0.2 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to decreases in total compensation and expenses paid to the ART Trustees as well as ART costs for bank services, insurance and audit fees.

As a result of the decrease in total revenues of $4.2 million and the increase in total operating expenses of $6.8 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, the net loss of $27.5 million for the nine months ended September 30, 2009 was $11.0 million higher than the net loss for the nine months ended September 30, 2008.

Financial Condition and Cash Flows

The ART’s sources of liquidity are from (a) the $25 million transferred to the ART by Adelphia pursuant to the Plan on the Effective Date, (b) the successful resolution of Causes of Action and (c) earnings on invested cash balances. Receipts from these sources are used to pay professional and operating expenses of the ART and to fund Distributions to the Holders after reserving cash required to pay future professional and operating expenses of the ART. The Trustees regularly evaluate the future financial needs of the ART. After careful evaluation of future financial needs, the Trustees have not declared any Distributions.

Based upon cash and cash equivalent balances as of September 30, 2009 totaling $137.4 million and expected expenses and other potential disbursements, the ART expects to meet its obligations as they come due in the next twelve months. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that cash will be available to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and seeking methods to reduce legal professional and administrative costs are all strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the ART’s ability to maximize recoveries from settlements.

The nature of the ART’s operation does not give rise to capital expenditures and there are no current or expected commitments for capital expenditures in the next twelve months. Should a need for capital expenditures arise, the ART would fund the requirement from existing assets. Additionally, the ART currently has no long-term contracts or other long-term obligations.

Cash and cash equivalent balances at September 30, 2009 of $137.4 million are $ 23.7 million lower than as of December 31, 2008. This is due to operating activity including a net loss for the nine months ended September 30, 2009 of $27.5 million, and an increase in prepaid assets of $0.4 million from the extension of ART insurance coverage offset by an increase of $4.5 million in accrued expenses. The increase in accrued expenses is due to the timing of vendor payments and due to a general increase in operating expenses. Non-cash operating activities include the accrual of interest on a note receivable during the nine months ended September 30, 2009 of $0.3 million. Available cash is invested in either FDIC insured deposit accounts or a money market fund invested in short-term U.S. Treasury and government agency securities.

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

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of the quarter ended September 30, 2009. Based on their evaluation of the effectiveness of the design and operation of the ART’s disclosure controls and procedures, the Trustees and the Trust Administrator concluded that as of September 30, 2009, the ART’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2009, there were no changes in the ART’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1                                                                Legal Proceedings

Except as set forth below, there have been no material developments in the legal proceedings described in the ART’s Form 10-K as filed on March 10, 2009 or as updated in the ART’s Form 10-Q filed on August 8, 2009.

Bank Litigation

On June 18, 2008, the District Court dismissed certain fraudulent transfer claims, avoidable preference claims, and equitable subordination and disallowance claims.  A final judgment was entered on those claims as well as certain claims dismissed in 2007 by the Bankruptcy Court. The ART filed a timely notice of appeal and the appeal is being briefed by the parties in the Second Circuit Court of Appeals.

With respect to the remaining pending claims, fact discovery has closed and the parties are engaged in expert discovery and pretrial briefing. Under the current scheduling order, the trial on the remaining claims will commence on April 8, 2010.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Motorola Litigation

On August 22, 2007, plaintiffs moved for summary judgment to disallow a portion  of the defendants’ claims against certain Adelphia debtors. Plaintiffs’ motion is pending. Trial on the claims for equitable subordination and equitable disallowance was held on October 26-30, 2009. The court has those claims under submission and has scheduled post trial briefing. The parties currently are engaged in mediation but there is no assurance that any agreement will be reached.

Sabres Litigation

On February 17, 2009, the District Court for the Western District of New York issued a final judgment granting a permanent injunction against the prosecution of fraudulent conveyance claims against Key Bank N.A., Fleet National Bank, and HSBC Bank USA, N.A. (collectively, the “Sabres Banks”) by the ART in the Bank Litigation. The fraudulent conveyance claims against the Sabres Banks involve Adelphia’s purchase of and payments on certain loans made by the Sabres Banks to the Buffalo Sabres hockey team. The ART filed a timely notice of appeal, and the appeal has been briefed by the parties in the Second Circuit Court of Appeals. Oral argument was held on November 4, 2009.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Prestige Litigation

Fact discovery concluded on September 18, 2009.   On October 22, 2009, the ART filed a motion seeking leave to amend the complaint to conform the pleadings to the evidence developed during fact discovery.  The proposed amendments do not seek to add any new claims or parties. That motion is pending.

On October 27, 2009, Defendants moved for summary judgment on all of ART’s claims.  The summary judgment motion is to be fully briefed and submitted to the Court by February 1, 2010.  Expert discovery is stayed pending a decision on the summary judgment motion.

No trial date has been set in the case.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

FPL Litigation

Trial has been scheduled for June 6, 2011.

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

Date: November 6, 2009

By: Quest Turnaround Advisors, LLC
as Trust Administrator of the Adelphia Recovery Trust
/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Member