Form 10-K
period 2009-12-31
Adelphia Recovery Trust
filed 2010-03-10
CIK 1433669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Securities registered pursuant to Section 12(g) of the Act:

CVV Series ACC-7 Interests

(Title of Classes)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

PART I

Item 1. Business.

Overview

The Adelphia Recovery Trust (the “ART”) was formed in 2007 as a Delaware statutory trust pursuant to that certain First Modified Fifth Amended Joint Chapter 11 Plan of Reorganization (the “Plan”) of Adelphia Communications Corporation (“Adelphia”) and certain of its subsidiaries. The purpose of the ART is to prosecute the various causes of action transferred to the ART pursuant to the Plan (the “Causes of Action”) and distribute to the owners (the “Holders”) of the interests in the ART (“Interests”) the net proceeds of such Causes of Action, according to the relative priorities established pursuant to the Plan, subject to the retention of various amounts to fund the prosecution of those Causes of Action and operations of the ART. Pursuant to the Plan, in addition to the Causes of Action, Adelphia transferred $25 million in cash to the ART and paid certain expenses of the ART, in order to fund the initial expenses of operation. The ART has no purpose other than to prosecute its Causes of Action and to distribute net proceeds to Holders.

Adelphia and certain of its subsidiaries filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code (the “Code”) in June 2002. During the bankruptcy, on July 31, 2006 substantially all of the assets of Adelphia were sold for a combination of cash and stock in Time Warner Cable (“TWC”). In late 2006, representatives of various groups of creditors reached agreement on the allocation and distribution of the cash, TWC stock, other proceeds from the sale of estate assets and relative priorities to any distributions arising from the Causes of Action contributed to the ART. This agreement was embodied in the Plan, which was confirmed in January 2007 and became effective on February 13, 2007. Under the Plan, the creditors and equity holders of Adelphia and certain of its subsidiaries received one or more of the following: cash, TWC stock, rights to future distributions from Adelphia excess reserves up to payment in full and the Interests.

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

The ART Trustees will continue to assess the adequacy of funds held for all potential costs and expenses of the ART and will distribute ART excess assets, if any, to Holders. If and when such a distribution occurs, it will be made according to the waterfall priority established in the Plan and discussed herein.

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

• assist with establishing, maintaining and evaluating disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and internal controls over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), as applicable to the ART;

• assist the ART in the preparation and submission of all filings required of the ART under the Exchange Act;

• sign Exchange Act filings (Form 10, Form 10-K and otherwise) in its capacity as Trust Administrator, including the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002; and

• assist the ART in such other matters as reasonably requested by the Trustees to enable the ART to comply with the Exchange Act and the Exchange Act Rules.

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

Item 1A. Risk Factors.

The ART is controlled by the Trustees and the Holders have no authority regarding decisions made on behalf of the ART

All decisions concerning the conduct of the Causes of Action and distribution of assets of the ART are to be made by the Trustees, in accordance with the terms of the Plan and Declaration. A decision to settle a Cause of Action requires the approval of a majority of the Trustees. Generally, the Holders have no right to elect or remove a Trustee. A Trustee may be removed, but only by (i) the creditor (s) who appointed such Trustee or (ii) Bankruptcy Court order made after such notice and hearing as the Bankruptcy Court may direct. Any motion to remove a Trustee must be for cause shown and can only be brought by the Creditors Committee.

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

There is no trading market for the Interests, which could limit liquidity, and it may be difficult to establish a price per Interest

There is no current established trading market for the Interests and the ART does not intend to seek to have the Interests listed on an exchange or a national market. There is minimal trading in the over the counter market as quoted by Pink OTC Markets, Inc., which has limited liquidity.

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

The outcome of litigation is inherently speculative and limited information regarding the developments and potential outcomes of litigation will be available; therefore, it may be difficult for Holders to assess the amount of recovery

The ART files annual reports on Form 10-K and quarterly reports on Form 10-Q that will include an overview of the status of the pending Causes of Action. The ART will also advise Holders if there is a material final judicial decision in any of the Causes of Action or any material settlements. The ART’s ability to disclose details of the Causes of Action in this filing or in future public filings may be limited, however, by the inherent nature and rules of judicial proceedings, including, among other things, proceedings and filings that are sealed by a court, matters involving attorney-client and work product privilege and proceedings that are conducted on a confidential basis by agreement of the parties, such as settlement negotiations. Furthermore, due to the speculative nature of litigation, it may be difficult for holders to make a meaningful determination of the potential outcome on any Cause of Action.

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

Certain tax positions are subject to challenge by the Internal Revenue Service

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

The ART’s ability to recover a judgment or settlement payment may be affected by the financial condition of a defendant

Adverse economic conditions affecting, or the financial condition of, a defendant may affect the ART’s ability to collect a judgment or settlement payment from that defendant or may cause a delay in such collection.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The ART does not own or lease any physical properties.

Item 3. Legal Proceedings.

Pending Causes of Action

Bank Litigation

On July 6, 2003, the Creditors Committee filed a complaint (the “Creditors Committee Complaint”) in the Bankruptcy Court for the Southern District of New York against Adelphia’s pre-petition commercial banks and lenders, Adelphia’s former investment bankers and financial advisors, and assignees of Adelphia’s pre-petition bank debt. The Creditors Committee Complaint asserted 52 Causes of Action seeking (a) recovery as fraudulent transfers the principal and interest paid by Adelphia to defendants, (b) avoidance as fraudulent obligations Adelphia’s obligations, if any, to repay the defendants, (c) recovery of damages for fraud and breaches of fiduciary duties to Adelphia and for aiding and abetting fraud and breaches of fiduciary duties by members of the Rigas family relating to Adelphia’s credit facilities, (d) equitable disallowance, subordination or recharacterization of each of the defendants’ claims in Adelphia’s bankruptcy cases, (e) avoidance and recovery of preferential transfers made to certain defendants shortly prior to Adelphia’s bankruptcy filing, and (f) recovery of damages for violations of the Bank Holding Company Act (“BHCA”).   In addition,

the Creditors Committee and Adelphia moved in the Bankruptcy Court seeking authority for the Committee to prosecute these claims together with Adelphia (the “Standing Motion”).

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

Various defendants moved to dismiss both complaints and filed objections to the Standing Motion.  On August 30, 2005, the Bankruptcy Court granted the Standing Motion, holding that the Creditors Committee had standing to pursue the claims in the Original Complaint on behalf of, and together with, Adelphia.   On February 9, 2006, while the motions to dismiss were still pending, the United States District Court for the Southern District of New York ( the “District Court” ) granted a motion filed by certain defendants to withdraw the reference to the Bankruptcy Court, subject to the proviso, with the consent of all parties, that the motions to dismiss would remain with the Bankruptcy Court for decision.   On February 13, 2007, the claims asserted in the Creditors Committee Complaint and the Equity Committee Complaint was transferred to the ART pursuant to the Plan.

In 2007, the Bankruptcy Court issued separate decisions with respect to each of the two complaints.   In re Adelphia Commc’ns Corp., 365 B.R. 24, 62 (Bankr. S.D.N.Y. 2007); In re Adelphia Commc’ns Corp., Adversary No. 03-04942 (REG), 2007 WL 2403553 at *11 (Bankr. S.D.N.Y. Aug. 17, 2007). In the first decision, the Bankruptcy Court sustained the fraudulent transfer claims, the aiding and abetting breach of fiduciary duty claims, the breach of fiduciary duty, gross negligence, and negligence claims against certain defendants, the equitable subordination and disallowance claims, the BHCA claim, and the voidable preference claims in the Creditors Committee Complaint, but dismissed, with leave to replead, the claims for aiding and abetting fraud. In the second decision, the Bankruptcy Court dismissed the additional claims asserted in the Equity Committee’s Complaint, but granted leave to replead the claims for fraud and fraudulent concealment.

On July 10, 2007, all of the original moving defendants sought leave to appeal with respect to all the claims in the Creditors Committee’s Complaint that the Bankruptcy Court had declined to dismiss. The District Court denied leave to appeal from the rulings that sustained the fraudulent transfer claims, the voidable preference claims, and the equitable subordination claims, but granted leave to appeal on certain discrete issues of law concerning the ART’s standing, application of the BHCA, the existence of equitable disallowance under the Code, and the existence of aiding and abetting breach of fiduciary duty liability under Pennsylvania law as well as the adequacy of the pleadings on that claim. Adelphia Recovery Trust v. Bank of Am., N.A., No. 05 Civ. 9050 (LMM), 2007 WL 2585065 (S.D.N.Y. Sept. 05, 2007); Adelphia Recovery Trust v. Bank of Am., N.A., No. 05 Civ. 9050 (LMM), 2007 WL 2890220 (S.D.N.Y. Sept. 28, 2007).

On October 31, 2007, while the appeal was pending, the ART filed an Amended Complaint. The Amended Complaint (i) consolidated the two earlier complaints into a single complaint; (ii) added additional allegations to support the claims on which the Bankruptcy Court granted leave to replead (aiding and abetting fraud, fraudulent concealment, and fraud); and (iii) added as defendants approximately 380 new entities that became assignees of the Adelphia bank debt after the original complaints were filed. Certain defendants filed motions to dismiss the Amended Complaint and certain defendants filed answers to the Amended Complaint and counterclaims for indemnification, contribution, breach of contract, and fraud.  The ART filed answers to those counterclaims asserting various affirmative defenses, including the defense that the Confirmed Adelphia Bankruptcy Plans bar counterclaims except for the purpose of limiting, reducing, offsetting, or defeating the defendants’ liability to the Trust.

On January 17, 2008, the District Court issued its decision on appeal of the Bankruptcy Court’s opinion on the motions to dismiss the Creditor Committee’s complaint.  In that opinion, the District Court concluded, inter alia, that the ART had standing to assert the tort claims and the Bankruptcy Court properly had sustained the claims for aiding and abetting breach of fiduciary duty and equitable disallowance. The District Court dismissed the BHCA claim with leave to replead to cure an ambiguity in the original allegations. Adelphia Recovery Trust v. Bank of Am., N.A., No. 05 Civ. 9050 (LMM), 2008 WL 217057 at *6, 13 (S.D.N.Y. Jan. 17, 2008). The BHCA claim subsequently was replead in a Second Amended Complaint filed March 4, 2008.   Thereafter, certain defendants filed motions to dismiss the replead BHCA claim set forth in the Second Amended Complaint.

On June 18, 2008, the District Court dismissed certain fraudulent transfer claims, voidable preference claims, and equitable subordination and disallowance claims.   A final judgment was entered on those claims as well as certain other claims dismissed in 2007 by the Bankruptcy Court.  The ART filed a timely notice of appeal and the appeal is fully briefed and awaiting oral argument in the Second Circuit Court of Appeals.

With respect to the motions to dismiss the tort and BHCA claims, the District Court entered an order on May 6, 2009, sustaining the Trust’s aiding and abetting fraud and breach of fiduciary duty claims, sustaining in part and dismissing in part the Trust’s fraud claim, and dismissing the Trust’s fraudulent concealment claim.  The District Court sustained avoidance claims against lenders concerning margin loans to the Rigases that Adelphia repaid.  On July 27, 2009, the District Court dismissed the BHCA claim against three Defendants:  Fuji Bank Limited, Texas Dominion (Texas) LLC, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch. Following that ruling and pursuant to stipulation, the District Court dismissed the BHCA claim against CIBC, Inc., Merrill Lynch Capital Corp., The Bank of Nova Scotia and Morgan Stanley Senior Funding, Inc.,  with leave to reinstate in the event that the District Court’s July 27, 2009 Order is reversed.

On March 6, 2009, Defendants moved to strike the Trust’s jury demand on the tort and BHCA claims based on jury trial waivers contained in credit agreements executed by certain Adelphia subsidiaries (the “Obligor Debtors”).  On July 8, 2009, the District Court denied Defendants’ motion with respect to all claims brought by the Trust standing in the shoes of Adelphia  and certain fraud claims brought by the Trust standing in the shoes of the Obligor Debtors, but granted the motion with regard to the remaining claims brought by the Trust standing in the shoes of the Obligor Debtors.   On October 30, 2009, Defendants filed a second motion to strike the Trust’s jury demand on additional grounds.  That motion has been fully briefed and is pending.

On October 2, 2009, Defendants moved for an order that the Trust lacks standing to pursue tort and BHCA claims standing in the shoes of Adelphia.   On December 21, 2009 the District Court granted the motion.  On January 25, 2010, the Trust moved for reconsideration or in the alternative, certification of the ruling to the Second Circuit Court of Appeals. The Trust’s reconsideration motion is being briefed by the parties.

On November 18, 2009, Defendants moved for summary judgment on all remaining state law tort claims based on the affirmative defense of in pari delicto.   The Investment Banks separately moved for summary judgment on the fiduciary duty and gross negligence claims pending against them.   The Trust filed its responses to those motions on February 12, 2010. On March 2, 2010, Defendants filed additional motions for summary judgment on all remaining tort, fraudulent concealment and BHCA claims.

Under the schedule established by the District Court, trial on the pending tort, fraudulent conveyance, and BHCA claims will commence on September 13, 2010.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Sabres Litigation

On February 17, 2009, the District Court for the Western District of New York issued a final judgment granting a permanent injunction against the prosecution of fraudulent conveyance claims against Key Bank, N.A., Fleet National Bank, and HSBC Bank USA, N.S. (collectively, the “Sabres Banks”), by the Trust in the Bank Litigation pending in the Southern District of New York.  The fraudulent conveyance claims against the Sabres Banks involve Adelphia’s purchase of and payments on certain loans made by the Sabres Banks to the Buffalo Sabres hockey team.  The Trust appealed the injunction to the Second Circuit Court of Appeals.  The appeal was argued on November 4, 2009, and the parties are awaiting decision.

On March 4, 2009, the fraudulent conveyance claims, as well as claims for aiding and abetting breach of fiduciary duty and equitable subordination or disallowance that the ART had asserted against the Sabres Banks in the Bank Litigation were severed and transferred by the District Court for the Southern District of New York to the District Court for the Western District of New York.  The District Court for the Western District of New York has stayed further proceedings with respect to those claims pending a ruling from the Second Circuit Court of Appeals on the Trust’s appeal from the injunction.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Prestige

On June 24, 2004, the Unsecured Creditors’ Committee filed an adversary action against Prestige Communications of NC, Inc., Jonathan J. Oscher, Lorraine Oscher McClain, Robert F. Buckfelder, Buckfelder Investment Trust, and Anverse, Inc. in the Bankruptcy Court for the Southern District of New York.   In a decision dated January 8, 2008, the District Court withdrew the reference to the Bankruptcy Court in the Prestige action and transferred the case to the District Court.

The Prestige action seeks to recover fraudulent transfers in connection with Adelphia’s purchase of the assets of Prestige Communications of N.C., Inc., an acquisition that closed on July 5, 2000, as well as a claim that the owners of the Prestige Cable Systems aided and abetted breaches of fiduciary duty on the part of the Rigas family in connection with the transaction. On October 27, 2009,

Defendants moved for summary judgment on the Trust’s claims.  That motion has been fully briefed and is pending.  No trial date has been set.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

FPL Litigation

On June 24, 2004, the Unsecured Creditors’ Committee filed a fraudulent conveyance complaint against FPL Group, Inc. and West Boca Security, Inc. (“FPL”) in the Bankruptcy Court for the Southern District of New York relating to pre-petition transactions.

The FPL action seeks to recover an alleged fraudulent transfer arising out of Adelphia’s repurchase of certain of its stock from FPL in January 1999 for $149.5 million.  Under the current scheduling order, fact discovery is to be completed by May 13, 2010 and dispositive motions shall be filed by December 14, 2010.  The trial is set to begin on June 6, 2011.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Avoidance Actions

On July 31, 2003, Adelphia and its debtor affiliates filed with the Bankruptcy Court their Statements of Financial Affairs, which included a schedule of payments to insider entities made within one year prior to Adelphia’s filing for bankruptcy and payments to non-insider entities made within ninety days prior to Adelphia’s filing for bankruptcy. Subsequently, Adelphia engaged in extensive analysis of all such payments to determine if they could be avoided pursuant to certain provisions of the Code.

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

Settled Litigation

Motorola Litigation

On June 22, 2006, Adelphia filed an adversary complaint against Motorola, Inc. and certain of its subsidiaries (“Motorola”), as well as transferees of claims filed by Motorola in the Adelphia bankruptcy cases in the Bankruptcy Court for the Southern District of New York. The complaint seeks recovery for (a) Motorola’s aiding and abetting breaches of fiduciary duty by members of the Rigas family in manipulating Adelphia’s financial statements and performance results for the fiscal years 2000 and 2001; (b) avoidance and recovery of preferential and fraudulent transfers made to Motorola of more than $60 million; (c) avoidance of purported (but unperfected) liens asserted by Motorola; and (d) equitable disallowance or subordination of Motorola’s claims in the Adelphia bankruptcy cases (the total face amount of which is approximately $66.6 million).    The ART was added as a co-plaintiff with Adelphia after February 13, 2007.

On October 26-30, 2009, the Bankruptcy Court conducted a trial on the sole issue of Adelphia’s claim to equitably subordinate or disallow the Motorola claim against the estate.  Before the Bankruptcy Court issued its decision, a settlement was reached among ART, Adelphia, and Motorola.   The Bankruptcy Court entered an order approving the settlement on December 14, 2009, no objections to the settlement were filed, the settlement became final, and the action was dismissed with prejudice.   Pursuant to the settlement, Motorola made a payment of $40 million to the ART on December 29, 2009. In connection with the settlement with Motorola, the ART issued a total of 57,274,499 ACC-2 Interests to Bear, Stearns & Co. Inc., DK Acquisition Partners L.P. and Varde Investment Partners, L.P. on December 30, 2009.

Rosensweig and Tow Litigation

On August 3, 2007, the ART announced the settlement of various pending adversary actions and bankruptcy claims pending in the Bankruptcy Court for the Southern District of New York involving Leonard Tow, his wife, and David Rosensweig, the Trustee of two trusts created in connection with Tow’s exercise of his right to terminate his employment as the Chief Executive Officer of Century Communications Corporation when Adelphia acquired Century in 1999. The settlement provided for a cash payment to the ART of approximately $15.8 million and an interest-bearing note in the principal amount of approximately $4.9 million issued by Adelphia with simple, non-compounding, interest thereon at the rate of 8%. That note is recourse only Adelphia’s proceeds from life insurance policies on the lives of Mr. Tow and his wife, the proceeds of which policy shall not be paid until the death of the last to die of Mr. Tow and his wife. The Bankruptcy Court entered an order approving the settlement on September 6, 2007.

Deloitte & Touche Litigation

On November 6, 2002, Adelphia filed a lawsuit against Deloitte & Touche LLP (“Deloitte”), Adelphia’s former independent auditor, for accounting malpractice in Pennsylvania state court. Adelphia alleged that Deloitte (i) failed to conduct an audit in accordance with generally accepted auditing standards and (ii) provided an opinion that Adelphia’s financial statements conformed with generally accepted accounting principles when Deloitte allegedly knew or should have known that those financial statements did not so conform.

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

The JV LIF, established in the initial amount of $10 million, was created to fund certain allowable claims for indemnification arising under the Parnassos and Century-TCI prepetition credit facilities.  Subject to certain conditions, the JV LIF is “evergreen” ; in other words, the JV Plan provides the JV LIF will be replenished under certain conditions, such as “upon the receipt .. . . of net proceeds of any Designated Litigation” after first deducting any required distribution to the government.

The Main Plan LIFs are fixed in amounts and not subject to replenishment.  Because the JV LIF is evergreen, whereas the Main Plan LIFs are capped, the allocation of defense costs among the categories of LIFs is a matter of economic significance to Adelphia and the ART.

Century-TCI and Parnassos lenders (the “JV Lenders”) have asserted claims that in the aggregate of approximately $13 million (“JV LIF Claims”) against the evergreen JV LIF.  Adelphia has asserted that certain defendants in the Bank Litigation are not entitled to reimbursement from the JV LIF on the basis, among others, that the JV LIF claims are improper.  On November 13, 2008, certain of those claimants filed, or subsequently joined in, the Motion of the Bank of Nova Scotia, Citibank N.A. and The Ad Hoc Committee of Non-Agent Secured Lenders in the Parnassos and Century-TCI Facilities for Payment of Bank Lender Post Effective Date Fee Claims and to Compel Compliance of the Plan Administrator (defined in the JV Plan as Adelphia) and the Art with the Third Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code and the Century TCI Stipulation (the “LIF Motion”).  Other claimants have not taken any action.

The Bankruptcy Court has stated that it will hold an evidentiary hearing on the Motion, which the parties have asked to be scheduled during the week of May 3, 2010. If the Bankruptcy Court grants the LIF Motion, the JV LIF may need to be replenished to indemnify the future defense costs of the JV Lenders.  In addition, the Bankruptcy Court could determine that the JV LIF must be replenished by the amount of the disputed JV LIF Claims while the dispute is still pending.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART.

Item 4. Reserved

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

As of December 31, 2009, the approximate number of record holders in each class of Interests was as follows:

Holders
Class	(#)
RF	1
Arahova	57
FrontierVision	14
FPL	3
Olympus	11
ESL	1
ACC-1	82
ACC-2	191
ACC-3	28
ACC-4	61
ACC-5	1
ACC-6B	30
ACC-6B1	1
ACC-6D	42
ACC-6D1	2
ACC-6E/F	48
ACC-6E/F1	3
ACC-7	2,665
ACC-7A	28
Total	3,269

The Interests were issued to certain creditors of the Adelphia bankruptcy estate pursuant to the Plan and their issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 1145 of the Code. Generally, a creditor received one Interest for each dollar of such creditor’s claim deficiency as of the effective date of the plan, February 13, 2007 (“Effective Date”). The deficiency was equal to the amount of such creditor’s allowed claim plus, in some cases, post-petition accrued interest, less any distributions to such creditor pursuant to the Plan. In the case of CVV Series ACC-7 Interests, each creditor received one Interest for each share of Adelphia Class A Common Stock owned with no regard to dollar value.

Description of Securities

Nineteen classes of claimants and equity groups received Interests in the ART. A description of the 19 classes that received Interests is set forth in the table below.

Description of Classes of Interests in the Adelphia Recovery Trust

Series	Description
RF	Restitution Fund administered by US Attorney General and the SEC for investors.

Subsidiary Debtor Claims
Arahova	Senior Notes issued by Century Communications prior to an assumption of the company’s debt by Adelphia Communications Corporation (“ACC”) in an acquisition of Century Communications
FrontierVision	Senior Notes issued by FrontierVision Holdings prior to the assumption of the company’s debt by ACC in an acquisition of FrontierVision
FPL

Claims arising in connection with a note issued by Ft. Myers Acquisition Limited Partnership to Olympus Communications, L.P., assigned to West Boca Security, Inc., and further assigned to Lehman Commercial Paper, Inc.

Olympus	Senior Notes issued by Olympus Communications, L.P. (a joint venture between ACC and unaffiliated third parties that was eventually wholly-owned by ACC) and Olympus Capital Corporation

** ESL(1)	Subsidiary debtor Existing Securities Law claims

ACC Debtor Claims
ACC-1	Senior Notes issued by ACC
ACC-2	ACC Trade claims
ACC-3	ACC Other Unsecured claims
ACC-4	Convertible Subordinated Notes issued by ACC

ACC Equity Interests
ACC-5(1)	ACC Existing Securities Law claims
ACC-6B	ACC Series B Preferred Stock
ACC-6B1(1)	ACC Series B Preferred Stock Existing Securities Law claims
ACC-6D	ACC Series D Preferred Stock
ACC-6D1(1)	ACC Series D Preferred Stock Existing Securities Law claims
ACC-6EF	ACC Series E/F Preferred Stock
ACC-6EF1(1)	ACC Series E/F Preferred Stock Existing Securities Law claims
ACC-7	ACC Common Stock
ACC-7A(1)	ACC Common Stock Existing Securities Law claims

**   Subsidiary-preexisting equity claims

(1)       For each of these categories of Interests, each holder of a disputed claim was awarded one unit

Each class of Interest has a different distribution priority. As set forth in the distribution priority waterfall below, distributions (if any) to certain classes of Interests are contingent upon payment in full (or in some cases, in part) to classes of Interests with higher distribution priorities. In connection with a distribution, Holders are entitled to receive their pro rata portion of a stated amount and dividends on such stated amount, the rate of which is set forth in the Plan for each class of Interests. However, Holders of CVV Series RF Interests, CVV Series ACC-6B, CVV Series ACC-6B1, CVV Series ACC-6D, CVV Series ACC-6D1, CVV Series ACC-6E/F, CVV Series ACC-6E/F1, CVV Series  ACC-7 and CVV Series ACC-7A Interests do not earn dividends on their stated amount. A schedule summarizing the distribution priority waterfall is set forth below.

ART DISTRIBUTION WATERFALL (1)

December 31, 2009

Aggregate Distribution (2)	Distribution Description (3)	ART Distribution Recipient
Up to 230,000,000	Until RF holders have received an aggregate $115 million	Series RF	50.00%
		Series Arahova	22.94%
		Series ACC-1	21.36%
		Series Olympus	2.50%
		Series FrontierVision	1.25%
		Series ACC-2	1.12%
		Series ACC-3	0.45%
		Series FPL	0.38%

230,000,001 - 542,000,000	Until Series Olympus has received aggregate distributions of $16 million plus the Olympus Fees, plus accrued post-Effective Date dividends	Series Arahova	45.87%
		Series ACC-1	42.73%
		Series Olympus	5.00%
		Series FrontierVision	2.50%
		Series ACC-2	2.25%
		Series ACC-3	0.90%
		Series FPL	0.75%

542,000,001 - 1,165,000,000	Until cumulative distribution is $1,165 million	Series Arahova	48.37%
		Series ACC-1	45.06%
		Series FrontierVision	2.50%
		Series ACC-2	2.37%
		Series ACC-3	0.95%
		Series FPL	0.75%

1,165,000,001 - 3,562,000,000	Until Series Arahova has received $625 million plus the Arahova Fees plus accrued post-Effective Date dividends	Series ACC-1	76.60%
		Series Arahova	14.51%
		Series ACC-2	4.03%
		Series FrontierVision	2.50%
		Series ACC-3	1.61%
		Series FPL	0.75%

3,562,000,001 - 4,359,000,000	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends (ACC -1 Paid in Full)	Series ACC-1	90.11%
		Series ACC-2	4.74%
		Series FrontierVision	2.50%
		Series ACC-3	1.90%
		Series FPL	0.75%

4,359,000,001 - 4,387,000,000	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends	Series ACC-2	69.11%
		Series ACC-3	27.64%
		Series FrontierVision	2.50%
		Series FPL	0.75%

	Until Series FrontierVision has received aggregate	Series ACC-2	69.65%
	distributions of $85 million plus 80% of the FrontierVision	Series ACC-3	27.85%
4,387,000,001-	Fees, plus accrued post-Effective Date dividends (ACC-3	Series FrontierVision	2.50%
4,451,000,000	Paid in Full)

	Until Series FrontierVision has received aggregate	Series ACC-2	97.50%
4,451,000,001 -	distributions of $85 million plus 80% of the FrontierVision	Series FrontierVision	2.50%
4,467,000,000	Fees, plus accrued post-Effective Date dividends

4,467,000,001 - 4,494,000,000	Until the holders of Claims in Class ACC Notes and in Classes ACC Trade and ACC Other Unsecured have been paid in full including Case Contract Interest (ACC Notes) and Case 8% Interest (ACC Trade and ACC Other Unsecured) and accrued post-Effective Date Dividends	Series ACC-2	100.00%

4,494,000,001 - 4,551,000,000	Until the additional distribution to the Series Arahova Interests equals $50 million plus accrued post-Effective Date dividends at a rate of 5% per annum	Series Arahova	100.00%

Not Quantifiable	Until ESL holders have received Payment in Full of their Claims and Case 8% interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-4 holders have received the full amount of their Allowed Claims plus Case Contract Interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-5 holders have received the full amount of their Allowed Claims plus Case 8% interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-6 holders receive distributions in accordance with the relative priorities established by the Liquidation Preferences governing the shares of ACC Preferred Stock and the Bankruptcy Code

Not Quantifiable	Each ACC-7 holder is entitled to receive a pro rata share of any distributions remaining

(1) Capitalized terms used but not otherwise defined have the respective meaning given to them under the Plan. Aggregate distributions and ART distribution percentages are as of December 31, 2009.

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

In connection with the settlement with Motorola, the ART issued a total of 57,274,499 ACC-2 Interests to Bear, Stearns & Co. Inc., DK Acquisition Partners L.P. and Varde Investment Partners, L.P. on December 30, 2009.  The ACC-2 Interests were issued without registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.

Selected Financial Data

The Selected Financial Data should be read in conjunction with the financial statements and related notes, which are included in Item 8 below, and “Management’s Discussion and Analysis of Financial Statements and Results of Operations” included in Item 7.

Summary of Changes in Net Assets

	For the year ended December 31, 2009	For the year ended December 31, 2008	February 13, 2007 (date established) to December 31, 2007

Net assets, beginning of period	$166,269,617	$187,988,198	$—
Revenues	40,807,190	5,866,860	192,597,684
Expenses	39,670,415	27,585,441	30,653,236
Net Income (Loss)	1,136,775	(21,718,581)	161,944,448
Contributions from Debtor	—	—	26,043,750
Net assets, end of period	$167,406,392	$166,269,617	$187,988,198

Summary of Balance Sheet Items

	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007

Total Assets	$170,717,913	$166,820,488	$194,808,000
Total Liabilities	$3,311,521	$550,871	$6,819,802

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

As set forth in the Plan and the Declaration of Trust for the ART, as amended (the “Declaration”), the ART is administered by five Trustees. These Trustees are authorized to carry out the purposes of the ART. In particular, the Trustees are responsible for protecting, maintaining, liquidating to cash and maximizing the value of the Causes of Action contributed to the ART, whether by litigation, settlement or otherwise. The recoveries from settled Causes of Action and preferences from the Effective Date through December 31, 2009 have amounted to $ 229.7 million.  The recoveries from settled Causes of Action and preferences for the years ended December 31, 2009 and 2008 and the period from February 13, 2007 (date established) to December 31, 2007 are set forth below.

			For the period
			from February 13, 2007
	Year ended	Year ended	(date established) to
	December 31, 2009	December 31, 2008	December 31, 2007
Motorola	$40,000,000	$—	$—
Tow / Rosensweig	—	200,206	20,696,702
Various preference claims	—	1,160,194	100,000
Deloitte	—	—	167,500,000
Total	$40,000,000	$1,360,400	$188,296,702

Distributions

Pursuant to the Plan and the Declaration, distributions to Holders are net of any costs and expenses incurred by the ART in connection with administering, litigating or otherwise resolving the various Causes of Action. Such amounts withheld before distribution may also include fees and expenses of the Trustees, premiums for directors and officers insurance, taxes and other insurance and fees and expenses of attorneys and consultants. Distributions will be made only from assets of the ART and only to the extent that the ART has sufficient assets (over amounts retained for contingent liabilities and future costs and expenses) to make such payments in accordance with the Plan and the Declaration. No distribution is required to be made to any Holder unless such Holder is to receive in such distribution at least $25.00 (per Holder class, name and address), unless such distribution is the final distribution to such Holder pursuant to the Plan and the Declaration.

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

The ART Trustees will continue to assess the adequacy of funds held for all potential costs and expenses of the ART and may distribute ART excess assets, if any, to Holders. Such distribution will be made according to the waterfall priority established in the Plan and discussed herein.

As of December 31, 2009, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

CVV Series of Interest:	As of December 31, 2009
Series RF	115,000,000
Series Arahova	722,639,681
Series FrontierVision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2	339,207,788
Series ACC-3	119,430,302
Series ESL (1)	17
Series ACC-4	1,790,968,272
Series ACC-5 (1)	458
Series ACC-6B	150,000,000
Series ACC-6B1 (1)	3
Series ACC-6D	575,000,000
Series ACC-6D1 (1)	229,004
Series ACC-6E/F	935,812,456
Series ACC-6E/F1 (1)	277,210
Series ACC-7	217,022,640
Series ACC-7A (1)	1,537,766,752

(1) For each of these categories of Interests (which include disputed claims), each holder of a disputed claim was awarded one Interest. The number of Interests is expected to change based on the resolution of disputed claims.

Results of Operations

Year ended December 31, 2009 versus year ended December 31, 2008

Total revenues as set forth below, increased to $40.8 million in 2009 compared to $5.9 million in 2008 due to the settlement of the Motorola Cause of Action. Settlement recoveries should not be considered as an indicator of future revenue performance of the ART as ART revenue derived from Cause of Action settlements, if they occur, will be highly variable and unpredictable. The related legal proceedings could continue for years.

	For the year ended December 31, 2009	For the year ended December 31, 2008

Revenues
Litigation - court approved settlements	$40,000,000	$200,206
Litigation - other settlements	—	1,160,194
Interest income	807,190	4,506,460
Total revenues	$40,807,190	$5,866,860

Settlement revenues in 2009 were $40.0 million compared to settlement revenues of $1.4 million in 2008. In 2009, revenue from recoveries increased by $38.6 million due to the settlement of the Motorola Cause of Action. The Motorola Cause of Action had been in process since the Effective Date with all of the related professional litigation costs advanced by Adelphia per agreement between the ART and Adelphia as more fully discussed with operating expenses below.  In 2008 there were two preference recoveries by the ART which totaled $1.2 million. In addition, there was $0.2 million of additional proceeds from the Tow litigation settled in 2007.

As of the date of this Form 10-K, there remain other Causes of Action such as those described in Item 3 of this Form 10-K. At this time there is no way to estimate or project potential recoveries or whether there will be any recoveries from these Causes of Action.

Both 2009 and 2008 include interest income from invested cash balances. Interest totaled $0.8 million in 2009 which has decreased from $4.5 million in 2008 due to lower average invested cash balances in 2009 and due to significant reductions in investment yields. Investment yield reductions were expected due to global and domestic economic conditions and were not caused by a change in investment strategy of the ART.

Operating expenses of the ART as set forth below, increased in 2009 to $39.7 million from $27.6 million in 2008. The increase was due to increased professional litigation expenses from pursuing Causes of Action in 2009 offset by reductions in both general and administrative and professional administrative expenses.

	For the year ended December 31, 2009	For the year ended December 31, 2008

Operating expenses
General and administrative expenses	$2,089,464	$2,434,354
Professional expenses - litigation	37,255,189	23,138,236
Professional expenses - administrative	325,762	2,012,851
Total operating expenses	$39,670,415	$27,585,441

Professional litigation expenses increased in 2009 by $14.1 million to $37.3 million from $23.1 million in 2008 primarily due to an increase of $13.1 million in expenses related to the prosecution of the Bank and Prestige Causes of Action. In addition, under an agreement between the ART and Adelphia, Adelphia had advanced the payment of professional expenses associated with prosecuting the Motorola Cause of Action since the Effective Date. In connection with the Motorola settlement, the ART and Adelphia reached agreement on the professional expenses to be paid by the ART to Adelphia for the prosecution of the Motorola Cause of Action. Pursuant to the settlement with Adelphia the ART paid $1.2 million for professional litigation costs associated with the Motorola Cause of Action thus increasing costs in 2009 from 2008 by $1.2 million. Other miscellaneous professional litigation costs decreased $0.2 million in 2009 from 2008.

The costs related to the prosecution of the various Causes of Action are substantial. The ART cannot be certain at this time of the total costs of prosecuting the remaining Causes of Action or the timing and amount of future recoveries if any. Additionally, the ART’s primary expense relates to professional fees incurred to prosecute the Causes of Action. The ART may retain additional professionals in the future, which would increase the ART’s expenses. The ART may be adversely impacted if the cost for these services were to increase significantly, if a professional providing services required replacement or to be supplemented, or if the cost for these services were to vary from the expected amount. Expenses for 2009 may not be indicative of future expenses, which may be significantly higher.

Professional administrative expenses decreased in 2009 by $1.7 million to $0.3 from $2.0 million in 2008. The decrease is due to reduced professional time and resources required for SEC, tax and ART governance matters in 2009 than for 2008 which included additional time and resources for start-up activities associated with the ART formation and initial filings.

General and administrative expenses decreased in 2009 by $0.3 million to $2.1 from $2.4 million in 2008. The decrease is due to reduced Trustee compensation, insurance costs and bank and audit fees.

The net income for the year ended December 31, 2009 of $1.1 million is $22.8 million more than the 2008 net loss of $21.7 million. The significant difference is related to the increased settlement revenues in 2009 vs 2008 of $38.6 million offset by decreased investment income of $3.7 million and increased operating expenses of $12.1 million in 2009, all as discussed in more detail above.

Year ended December 31, 2008 versus the period from February 13, 2007 (date established) to December 31, 2007

Total revenues as set forth below, decreased to $5.9 million in 2008 compared to $192.6 million in 2007 due to the significant recoveries from the Cause of Action settlements by the ART in 2007 and offset by lower interest income.

	For the year ended December 31, 2008	For the period from February 13, 2007 (date established) to December 31, 2007

Revenues
Litigation - court approved settlements	$200,206	$188,196,702
Litigation - other settlements	1,160,194	100,000
Interest income	4,506,460	4,300,982
Total revenues	$5,866,860	$192,597,684

Settlement revenues in 2008 were $1.4 million compared to settlement revenues of $188.3 million in 2007. In 2008, revenue from recoveries included a final payment related to the Tow Cause of action for $0.2 million and various preference recoveries of $1.1 million. In 2007, revenue from recoveries included settlements from the Tow Cause of Action of $20.7 million, the Deloitte Cause of Action of $167.5 million and from various preference recoveries of $0.1 million.

Both 2008 and 2007 include interest income from invested cash balances. Interest totaled $4.5 million in 2008 which increased from $4.3 million in 2007 due to higher average invested cash balances and a full year of performance in 2008 but offset by reductions in investment yields. Investment yield reductions were expected due to global and domestic economic conditions and were not a result of a change in investment strategy of the ART.

Operating expenses of the ART as set forth below, decreased in 2008 to $27.6 million from $30.7 million in 2007. The decrease was due to reduced professional litigation and professional administrative expenses in 2008 offset by increased general and administrative expenses.

Operating expenses
General and administrative expenses	$2,434,354	$1,854,119
Professional expenses - litigation	23,138,236	26,417,616
Professional expenses - administrative	2,012,851	2,381,501
Total operating expenses	$27,585,441	$30,653,236

Professional litigation expenses decreased in 2008 by $3.3 million to $23.1 million from $26.4 million in 2007 primarily due to reduced professional expenses from pursuing Causes of Action in 2008. Specifically, the settlement related to the Deloitte Cause of Action in 2007, as mentioned above, resulted in reduced professional costs in 2008.

Professional administrative expenses decreased in 2008 by $0.4 million to $2.0 in 2008 from $2.4 million in 2007. The decrease was due to reduced professional time and resources required for SEC, tax and ART governance matters in 2008 compared to 2007 which included additional time and resources for start-up activities associated with the ART formation and initial filings.

General and administrative expenses increased in 2008 by $0.6 million to $2.4 from $1.8 million in 2007. The increase was due to increased Trustee compensation and expenses of $0.5 million, increased audit and tax compliance expenses of $0.2 offset by decreased insurance expenses.

The net loss for the year ended December 31, 2008 of $21.7 million was $183.6 million less than the 2007 net income of $161.9 million. The difference is due to the lower settlement revenues in 2008 of $186.9 million offset by slightly higher investment income of $0.2 million and reduced operating expenses of $3.1 million in 2008.

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

Given cash and cash equivalent balances as of December 31, 2009 totaling approximately $164.3 million and expected expenses and other potential disbursements, the ART does not expect a deficiency in liquidity in the next twelve months. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that current liquidity will be adequate to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and or seeking methods to reduce legal professional and administrative costs are all strategies that could be undertaken to address liquidity issues should they arise.

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

Cash and cash equivalent balances at December 31, 2009 of approximately $164.3 million have increased approximately $3.3 million over the balance at December 31, 2008 due to a net income for the twelve months ended December 31, 2009 of approximately $1.1 million and additional cash provided by operating activities of approximately $2.2 million, primarily related to the increase of $2.8 million in accrued expenses. Other uses of cash from operating activities include the purchase of prepaid insurance and the accrual of interest on a settlement receivable totaling $0.6 million.

Available cash is invested in either FDIC insured deposit accounts or a money market fund invested in short-term U.S. Treasury and government agency securities, including repurchase agreements collateralized fully by U.S. Treasury and government agency securities.

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

Fair value estimates

As noted in the footnotes to the financial statements in Item 8, the ART has assessed the fair value of its note receivable and accrued interest to be $4.4 million as of December 31, 2010. The market value of the note receivable was calculated using a discounted cash flow model. The discount rate was derived using the published yield on the 10 year benchmark treasury bond plus the average reported spread on certain public unsecured bonds of the life insurance companies that provided the Tow life insurance policies, the proceeds from which will pay the note and interest. The maturity date was derived using the life expectancy of Leonard Tow and his wife based on the 2004 Period Life Table published by the Social Security Administration.

New Accounting Pronouncements

There are no new accounting standards that the ART is required to adopt which will likely have a material effect on its financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The ART invests cash and cash equivalents in either FDIC insured deposit accounts or a money market fund invested in short-term U.S. Treasury and government agency securities, including repurchase agreements collateralized fully by U.S. Treasury and government agency securities. The money market fund has a 36 day effective average maturity for the underlying securities. Interest income is subject to interest rate fluctuations.

Item 8. Financial Statements and Supplementary Data.

Adelphia Recovery Trust

Index to Financial Statements

Financial Statements

Report of Independent Registered Public Accounting Firm	31

Balance Sheets as of December 31, 2009 and December 31, 2008	32

Statements of Operations and Changes in Net Assets for the years ended December 31, 2009 and December 31, 2008 and for the period from February 13, 2007 (date established) to December 31, 2007	33

Statements of Cash Flows for the years ended December 31, 2009 and December 31, 2008 and for the period from February 13, 2007 (date established) to December 31, 2007	34

Notes to Financial Statements	35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees of the

Adelphia Recovery Trust

We have audited the accompanying balance sheets of the Adelphia Recovery Trust (the “ART”) as of December 31, 2009 and 2008, and the related statements of operations and changes in net assets, and cash flows for the years then ended and for the period from February 13, 2007 (date established) to December 31, 2007.  These financial statements are the responsibility of the ART’s Trustees.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the ART as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from February 13, 2007 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

New Haven, Connecticut
March 10, 2010

Adelphia Recovery Trust

Balance Sheets

	As of December 31, 2009	As of December 31, 2008

Assets
Cash and cash equivalents	$164,327,745	$161,057,351
Prepaid assets	611,363	374,356
Note and accrued interest receivable	5,778,805	5,388,781
Total assets	$170,717,913	$166,820,488

Liabilities and net assets
Accrued expenses	$3,311,521	$550,871
Total liabilities	3,311,521	550,871

Net assets	167,406,392	166,269,617

Total liabilities and net assets	$170,717,913	$166,820,488

See accompanying notes to financial statements.

Adelphia Recovery Trust

Statements of Operations and Changes in Net Assets

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the period from February 13, 2007 (date established) to December 31, 2007
Revenues
Litigation - court approved settlements	$40,000,000	$200,206	$188,196,702
Litigation - other settlements	—	1,160,194	100,000
Interest income	807,190	4,506,460	4,300,982
Total revenues	40,807,190	5,866,860	192,597,684

Operating expenses
General and administrative expenses	2,089,464	2,434,354	1,854,119
Professional expenses - litigation	37,255,189	23,138,236	26,417,616
Professional expenses - administrative	325,762	2,012,851	2,381,501
Total operating expenses	39,670,415	27,585,441	30,653,236

Net income (loss)	1,136,775	(21,718,581)	161,944,448

Net assets, beginning of period	166,269,617	187,988,198	—
Contributions from Debtor
Cash	—	—	25,000,000
Non-cash	—	—	1,043,750

Net assets, end of period	$167,406,392	$166,269,617	$187,988,198

See accompanying notes to financial statements.

Adelphia Recovery Trust

Statements of Cash Flows

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the period from February 13, 2007 (date established) to December 31, 2007

Operating activities
Net income (loss)	$1,136,775	$(21,718,581)	$161,944,448
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Insurance funded by Debtor	—	—	1,043,750
Changes in operating assets and liabilities:
Prepaid assets	(237,007)	(249,686)	(124,670)
Note and accrued interest receivable	(390,024)	(390,024)	(4,998,757)
Accrued expenses	2,760,650	(6,268,931)	6,819,802
Net cash provided (used) by operating activities	3,270,394	(28,627,222)	164,684,573

Financing activities
Contribution from Debtor - cash	—	—	25,000,000
Net cash provided by financing activities	—	—	25,000,000

Net change in cash and cash equivalents	3,270,394	(28,627,222)	189,684,573
Cash and cash equivalents, beginning of period	161,057,351	189,684,573	—
Cash and cash equivalents, end of period	$164,327,745	$161,057,351	$189,684,573

See accompanying notes to financial statements

Adelphia Recovery Trust

Notes to Financial Statements

December 31, 2009

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

The ART is administered by five individual trustees (the “Trustees”) who were appointed by creditors of the Adelphia estate. The ART had no employees through December 31, 2009. The Trustees engage third party professionals and others including a trust administrator (the “Trust Administrator”), which along with Adelphia, assist the Trustees in administering the activities of the ART. The Trustees have the duty and authority to take actions necessary to protect, maintain, liquidate to cash and maximize the Causes of Action, whether by litigation, settlement or otherwise.  The time frame for ultimate resolution of any of the Causes of Action cannot be estimated. For a description of the ongoing Causes of Action see Note 7.

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

Pursuant to the Plan and the Declaration of Trust as amended (the “Declaration”), the Trustees are permitted to retain amounts for contingent and future costs and expenses. Pursuant to the Plan and the Declaration, all distributions are net of any costs and expenses incurred by the ART in connection with administering, litigating or otherwise resolving the various Causes of Action of the ART. The distribution of any net proceeds from settlements or judgments will be made at the sole discretion of the Trustees in accordance with the Plan and the Declaration. As of the date hereof, the Trustees have determined to retain the existing cash and cash equivalents to administer the ART and fund the prosecution of the pending Causes of Action. Therefore, there have been no distributions through the date of this 10-K and none have been announced.

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

Cash and Cash Equivalents

The ART considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are held in the trust department of a financial institution. The amount on deposit exceeds the federally insured limit. As of December 31, 2009 and 2008 substantially all cash equivalents consist of money market funds which are invested in US Government Treasury obligations in accordance with the ART investment policy.

Income Taxes

The ART is not subject to federal or state income taxes. The ART is not aware of any transactions or events up to and including December 31, 2009 that would subject it to federal or state income taxes. Further, the ART has no unrecognized income tax benefits as of December 31, 2009 and 2008 nor are there any amounts required to be included in the financial statements for interest or penalties on unrecognized income tax benefits.

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

The Holders are treated as the grantors of the ART and the Trustees have and will continue to file tax returns for the ART as a “grantor trust” pursuant to Section 1.671-4(a) of the U.S. Treasury Regulations. The ART obtained a private letter ruling from the Internal Revenue Service confirming the ART’s treatment for tax purposes as a pass-through grantor trust.  As a condition to receiving that private letter ruling, the ART amended its Declaration to eliminate the Trustees’ obligation under the Declaration of Trust to “use reasonable best efforts and with the approval of the Bankruptcy Court to have the [ART] interests … listed on a national securities exchange.”  On June 4, 2008, the United States Bankruptcy Court for the Southern District of New York granted the Trust’s motion to so amend the ART’s Declaration.

Items of income, gain, loss, deduction and other tax items have been and will be allocated to the Holders that would be entitled to receive such items if they constituted cash distributions or reductions therefrom. The Holders are responsible for the payment of taxes on a current basis that result from such allocations whether or not cash is distributed.

As of December 31, 2009 and 2008 the net tax basis of the ART is approximately $509 million and $512 million higher than the reported amount of net assets in the ART financial statements.

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

New Accounting Pronouncements

There are no new accounting pronouncements that the ART is required to adopt which will likely have a material effect on its financial statements.

3.             Notes Receivable

On August 3, 2007 the ART settled a Cause of Action and received an unsecured note bearing simple (non-compounding) interest, at a rate of 8%, in the principal amount of $4,875,250. The Court approved the settlement of that Cause of Action on September 6, 2007. The note is recourse only to the proceeds of a $28 million life insurance policy on the lives of Mr. Leonard Tow and his wife, the proceeds of which policy shall not be paid until the death of the last to die of Mr. Tow and his wife. Payment of the principal and interest is not expected before December 31, 2010.  As of December 31, 2009, and 2008 the balance under the note was $5,778,805 and $5,388,781 respectively comprised of the principal amount of the note and accrued interest of $903,555 and $513,531 respectively. Principal and accrued interest are considered fully collectable.

4.             Other Related Party Transactions and Prepaid Expenses

In 2009 Adelphia was directed by the ART Trustees to pre-pay certain bank fees in the amount of $30,000 and director and officer insurance premiums in the amount of $817,594. The remaining prepaid portion of these costs as of December 31, 2009 was $611,363.

In 2008 the ART paid $908,438 in D&O insurance premiums. There remained a prepaid insurance balance of $374,356 as of December 31, 2008.

In 2007 Adelphia paid director and officer insurance premiums of $1,043,750 on behalf of the ART. The ART has characterized the payment as a non-cash contribution from Adelphia.

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

5.             Fair Value of Financial Instruments

As of December 31, 2009 and 2008 the fair value of cash and cash equivalents, and accrued expenses approximate their carrying values. Further, the fair value of the note receivable and accrued interest approximated $4.4 million as of December 31, 2009 and $4.2 million as of December 31, 2008. Fair value of the note receivable was estimated using unobservable inputs (i.e. Level 3 as defined under generally accepted accounting principles in the United States).

6.                                                        Trustee Compensation

After December 31, 2007 the Official Committee of Unsecured Creditors of Adelphia Communications Corporation and all of its Affiliated Debtors-In-Possession (the “Creditors Committee”) agreed to Trustee compensation of $43,750 per quarter, or $175,000 annually, retroactive to January 1, 2007. The incremental annual compensation, of $25,000 per Trustee for 2007 above amounts previously paid as interim compensation, was paid and recognized as expense in 2008.

Under an agreement with the Official Committee of Unsecured Creditors of Adelphia Communications Corporation and all of its Affiliated Debtors-In-Possession (the “Creditors Committee”), in 2009  each of the five Trustees received annual base compensation of $175,000 paid at the beginning of each quarter in the amount of $43,750.  The Trustees may award reasonable additional service compensation to any Trustee for additional service to the ART. The aggregate amount of additional service compensation distributed to all Trustees as a group in a year may not exceed $350,000. The amounts paid and expensed as additional service compensation in 2009 totaled $230,000. This was authorized and paid in 2009 for Trustee services rendered in 2008.  As of the date of this report $305,000 of additional service compensation was awarded for 2009 service. The decision and obligation to award additional service compensation and the related payment were both finalized after December 31, 2009 and thus will be expensed in 2010.

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

7.             Causes of Action

Pending Causes of Action

Bank Litigation

On July 6, 2003, the Creditors Committee filed a complaint (the “Creditors Committee Complaint”) in the Bankruptcy Court for the Southern District of New York against Adelphia’s pre-petition commercial banks and lenders, Adelphia’s former investment bankers and financial advisors, and assignees of Adelphia’s pre-petition bank debt. The Creditors Committee Complaint asserted 52 Causes of Action seeking (a) recovery as fraudulent transfers the principal and interest paid by Adelphia to defendants, (b) avoidance as fraudulent obligations Adelphia’s obligations, if any, to repay the defendants, (c) recovery of damages for fraud and breaches of fiduciary duties to Adelphia and for aiding and abetting fraud and breaches of fiduciary duties by members of the Rigas family relating to Adelphia’s credit facilities, (d) equitable disallowance, subordination or recharacterization of each of the defendants’ claims in Adelphia’s bankruptcy cases, (e) avoidance and recovery of preferential transfers made to certain defendants shortly prior to Adelphia’s bankruptcy filing, and (f) recovery of damages for violations of the Bank Holding Company Act (“BHCA”).  In addition, the Creditors Committee and Adelphia moved in the Bankruptcy Court seeking authority for the Committee to prosecute these claims together with Adelphia (the “Standing Motion”).

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

Various defendants moved to dismiss both complaints and filed objections to the Standing Motion.  On August 30, 2005, the Bankruptcy Court granted the Standing Motion, holding that the Creditors Committee had standing to pursue the claims in the Original Complaint on behalf of, and together with, Adelphia.  On February 9, 2006, while the motions to dismiss were still pending, the United States District Court for the Southern District of New York ( the “District Court” ) granted a motion filed by certain defendants to withdraw the reference to the Bankruptcy Court, subject to the proviso, with the consent of all parties, that the motions to dismiss would remain with the Bankruptcy Court for decision.  On February 13, 2007, the claims asserted in the Creditors Committee Complaint and the Equity Committee Complaint was transferred to the ART pursuant to the Plan.

In 2007, the Bankruptcy Court issued separate decisions with respect to each of the two complaints.  In re Adelphia Commc’ns Corp., 365 B.R. 24, 62 (Bankr. S.D.N.Y. 2007); In re Adelphia Commc’ns Corp., Adversary No. 03-04942 (REG), 2007 WL 2403553 at *11 (Bankr. S.D.N.Y. Aug. 17, 2007). In the first decision, the Bankruptcy Court sustained the fraudulent transfer claims, the aiding and abetting breach of fiduciary duty claims, the breach of fiduciary duty, gross negligence, and negligence claims against certain defendants, the equitable subordination and disallowance claims, the BHCA claim, and the voidable preference claims in the Creditors Committee Complaint, but dismissed, with leave to replead, the claims for aiding and abetting fraud. In the second decision, the Bankruptcy Court dismissed the additional claims asserted in the Equity Committee’s Complaint, but granted leave to replead the claims for fraud and fraudulent concealment.

On July 10, 2007, all of the original moving defendants sought leave to appeal with respect to all the claims in the Creditors Committee’s Complaint that the Bankruptcy Court had declined to dismiss. The District Court denied leave to appeal from the rulings that sustained the fraudulent transfer claims, the voidable preference claims, and the equitable subordination claims, but granted leave to appeal on certain discrete issues of law concerning the ART’s standing, application of the BHCA, the existence of equitable disallowance under the Code, and the existence of aiding and abetting breach of fiduciary duty liability under Pennsylvania law as well as the adequacy of the pleadings on that claim. Adelphia Recovery Trust v. Bank of Am., N.A., No. 05 Civ. 9050 (LMM), 2007 WL 2585065 (S.D.N.Y. Sept. 05, 2007); Adelphia Recovery Trust v. Bank of Am., N.A., No. 05 Civ. 9050 (LMM), 2007 WL 2890220 (S.D.N.Y. Sept. 28, 2007).

On October 31, 2007, while the appeal was pending, the ART filed an Amended Complaint. The Amended Complaint (i) consolidated the two earlier complaints into a single complaint; (ii) added additional allegations to support the claims on which the Bankruptcy Court granted leave to replead (aiding and abetting fraud, fraudulent concealment, and fraud); and (iii) added as defendants approximately 380 new entities that became assignees of the Adelphia bank debt after the original complaints were filed. Certain defendants filed motions to dismiss the Amended Complaint and certain defendants filed answers to the Amended Complaint and counterclaims for indemnification, contribution, breach of contract, and fraud.  The ART filed answers to those counterclaims asserting various affirmative defenses, including the defense that the Confirmed Adelphia Bankruptcy Plans bar counterclaims except for the purpose of limiting, reducing, offsetting, or defeating the defendants’ liability to the Trust.

On January 17, 2008, the District Court issued its decision on appeal of the Bankruptcy Court’s opinion on the motions to dismiss the Creditor Committee’s complaint.  In that opinion, the District Court concluded, inter alia, that the ART had standing to assert the tort claims and the Bankruptcy Court properly had sustained the claims for aiding and abetting breach of fiduciary duty and equitable disallowance. The District Court dismissed the BHCA claim with leave to replead to cure an ambiguity in the original allegations. Adelphia Recovery Trust v. Bank of Am., N.A., No. 05 Civ. 9050 (LMM), 2008 WL 217057 at *6, 13 (S.D.N.Y. Jan. 17, 2008). The BHCA claim subsequently was replead in a Second Amended Complaint filed March 4, 2008.  Thereafter, certain defendants filed motions to dismiss the replead BHCA claim set forth in the Second Amended Complaint.

On June 18, 2008, the District Court dismissed certain fraudulent transfer claims, voidable preference claims, and equitable subordination and disallowance claims.  A final judgment was entered on those claims as well as certain other claims dismissed in 2007 by the Bankruptcy Court.  The ART filed a timely notice of appeal and the appeal is fully briefed and awaiting oral argument in the Second Circuit Court of Appeals.

With respect to the motions to dismiss the tort and BHCA claims, the District Court entered an order on May 6, 2009, sustaining the Trust’s aiding and abetting fraud and breach of fiduciary duty claims, sustaining in part and dismissing in part the Trust’s fraud claim, and dismissing the Trust’s fraudulent concealment claim.  The District Court sustained avoidance claims against lenders concerning margin loans to the Rigases that Adelphia repaid.  On July 27, 2009, the District Court dismissed the BHCA claim against three Defendants:  Fuji Bank Limited, Texas Dominion (Texas) LLC, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., New York Branch. Following that ruling and pursuant to stipulation, the District Court dismissed the BHCA claim against CIBC, Inc., Merrill Lynch Capital Corp., The Bank of Nova Scotia and Morgan Stanley Senior Funding, Inc.,  with leave to reinstate in the event that the District Court’s July 27, 2009 Order is reversed.

On March 6, 2009, Defendants moved to strike the Trust’s jury demand on the tort and BHCA claims based on jury trial waivers contained in credit agreements executed by certain Adelphia subsidiaries (the “Obligor Debtors”).  On July 8, 2009, the District Court denied Defendants’ motion with respect to all claims brought by the Trust standing in the shoes of Adelphia and certain fraud claims brought by the Trust standing in the shoes of the Obligor Debtors, but granted the motion with regard to the remaining claims brought by the Trust standing in the shoes of the Obligor Debtors.  On October 30, 2009, Defendants filed a second motion to strike the Trust’s jury demand on additional grounds.  That motion has been fully briefed and is pending.

On October 2, 2009, Defendants moved for an order that the Trust lacks standing to pursue tort and BHCA claims standing in the shoes of Adelphia.  On December 21, 2009 the District Court granted the motion.  On January 25, 2010, the Trust moved for reconsideration or in the alternative, certification of the ruling to the Second Circuit Court of Appeals. The Trust’s reconsideration motion is being briefed by the parties.

On November 18, 2009, Defendants moved for summary judgment on all remaining state law tort claims based on the affirmative defense of in pari delicto.  The Investment Banks separately moved for summary judgment on the fiduciary duty and gross negligence claims pending against them.

The Trust filed its responses to those motions on February 12, 2010. On March 2, 2010, Defendants filed additional motions for summary judgment on all remaining tort, fraudulent concealment and BHCA claims.

Under the schedule established by the District Court, trial on the pending tort, fraudulent conveyance, and BHCA claims will commence on September 13, 2010.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Sabres Litigation

On February 17, 2009, the District Court for the Western District of New York issued a final judgment granting a permanent injunction against the prosecution of fraudulent conveyance claims against Key Bank, N.A., Fleet National Bank, and HSBC Bank USA, N.S. (collectively, the “Sabres Banks”), by the Trust in the Bank Litigation pending in the Southern District of New York.  The fraudulent conveyance claims against the Sabres Banks involve Adelphia’s purchase of and payments on certain loans made by the Sabres Banks to the Buffalo Sabres hockey team.  The Trust appealed the injunction to the Second Circuit Court of Appeals.  The appeal was argued on November 4, 2009, and the parties are awaiting decision.

On March 4, 2009, the fraudulent conveyance claims, as well as claims for aiding and abetting breach of fiduciary duty and equitable subordination or disallowance that the ART had asserted against the Sabres Banks in the Bank Litigation were severed and transferred by the District Court for the Southern District of New York to the District Court for the Western District of New York.  The District Court for the Western District of New York has stayed further proceedings with respect to those claims pending a ruling from the Second Circuit Court of Appeals on the Trust’s appeal from the injunction.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Prestige

On June 24, 2004, the Unsecured Creditors’ Committee filed an adversary action against Prestige Communications of NC, Inc., Jonathan J. Oscher, Lorraine Oscher McClain, Robert F. Buckfelder, Buckfelder Investment Trust, and Anverse, Inc. in the Bankruptcy Court for the Southern District of New York.  In a decision dated January 8, 2008, the District Court withdrew the reference to the Bankruptcy Court in the Prestige action and transferred the case to the District Court.

The Prestige action seeks to recover fraudulent transfers in connection with Adelphia’s purchase of the assets of Prestige Communications of N.C., Inc., an acquisition that closed on July 5, 2000, as well as a claim that the owners of the Prestige Cable Systems aided and abetted breaches of fiduciary duty on the part of the Rigas family in connection with the transaction.  On October 27, 2009, Defendants moved for summary judgment on the Trust’s claims.  That motion has been fully briefed and is pending.  No trial date has been set.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

FPL Litigation

On June 24, 2004, the Unsecured Creditors’ Committee filed a fraudulent conveyance complaint against FPL Group, Inc. and West Boca Security, Inc. (“FPL”) in the Bankruptcy Court for the Southern District of New York relating to pre-petition transactions.

The FPL action seeks to recover an alleged fraudulent transfer arising out of Adelphia’s repurchase of certain of its stock from FPL in January 1999 for $149.5 million.  Under the current scheduling order, fact discovery is to be completed by May 13, 2010 and dispositive motions shall be filed by December 14, 2010.  The trial is set to begin on June 6, 2011.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Avoidance Actions

On July 31, 2003, Adelphia and its debtor affiliates filed with the Bankruptcy Court their Statements of Financial Affairs, which included a schedule of payments to insider entities made within one year prior to Adelphia’s filing for bankruptcy and payments to non-insider entities made within ninety days prior to Adelphia’s filing for bankruptcy. Subsequently, Adelphia engaged in extensive analysis of all such payments to determine if they could be avoided pursuant to certain provisions of the Code.

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

Settled Causes of Action

			For the period
			from February 13, 2007
	Year ended	Year ended	(date established) to
	December 31, 2009	December 31, 2008	December 31, 2007
Motorola	$40,000,000	$—	$—
Tow / Rosensweig	—	200,206	20,696,702
Various preference claims	—	1,160,194	100,000
Deloitte	—	—	167,500,000
Total	$40,000,000	$1,360,400	$188,296,702

Motorola Litigation

On June 22, 2006, Adelphia filed an adversary complaint against Motorola, Inc. and certain of its subsidiaries (“Motorola”), as well as transferees of claims filed by Motorola in the Adelphia bankruptcy cases in the Bankruptcy Court for the Southern District of New York. The complaint seeks recovery for (a) Motorola’s aiding and abetting breaches of fiduciary duty by members of the Rigas family in manipulating Adelphia’s financial statements and performance results for the fiscal years 2000 and 2001; (b) avoidance and recovery of preferential and fraudulent transfers made to Motorola of more than $60 million; (c) avoidance of purported (but unperfected) liens asserted by Motorola; and (d) equitable disallowance or subordination of Motorola’s claims in the Adelphia bankruptcy cases (the total face amount of which is approximately $66.6 million).  The ART was added as a co-plaintiff with Adelphia after February 13, 2007.

On October 26-30, 2009, the Bankruptcy Court conducted a trial on the sole issue of Adelphia’s claim to equitably subordinate or disallow the Motorola claim against the estate.  Before the Bankruptcy Court issued its decision, a settlement was reached among ART, Adelphia, and Motorola.  The Bankruptcy Court entered an order approving the settlement on December 14, 2009, no objections to the settlement were filed, the settlement became final, and the action was dismissed with prejudice.  Pursuant to the settlement, Motorola made a payment of $40 million to the ART on December 29, 2009. In connection with the settlement with Motorola, the ART issued a total of 57,274,499 ACC-2 Interests to Bear, Stearns & Co. Inc., DK Acquisition Partners L.P. and Varde Investment Partners, L.P. on December 30, 2009.

Rosensweig and Tow Litigation

On August 3, 2007, the ART announced the settlement of various pending adversary actions and bankruptcy claims pending in the Bankruptcy Court for the Southern District of New York involving Leonard Tow, his wife, and David Rosensweig, the Trustee of two trusts created in connection with Tow’s exercise of his right to terminate his employment as the Chief Executive Officer of Century Communications Corporation when Adelphia acquired Century in 1999. The settlement provided for a cash payment to the ART of approximately $15.8 million and an interest-bearing note in the principal amount of approximately $4.9 million issued by Adelphia with simple, non-compounding, interest thereon at the rate of 8%. That note is recourse only Adelphia’s proceeds from life insurance policies on the lives of Mr. Tow and his wife, the proceeds of which policy shall not be paid until the death of the last to die of Mr. Tow and his wife. The Bankruptcy Court entered an order approving the settlement on September 6, 2007.

Deloitte & Touche Litigation

On November 6, 2002, Adelphia filed a lawsuit against Deloitte & Touche LLP (“Deloitte”), Adelphia’s former independent auditor, for accounting malpractice in Pennsylvania state court. Adelphia alleged that Deloitte (i) failed to conduct an audit in accordance with generally accepted auditing standards and (ii) provided an opinion that Adelphia’s financial statements conformed with generally accepted accounting principles when Deloitte allegedly knew or should have known that those financial statements did not so conform.

On August 3, 2007, the ART announced that it had reached a settlement with Deloitte to resolve the claims between Adelphia, the ART, and Deloitte in exchange for consideration of $167.5 million, subject to the approval of the Bankruptcy Court. The Bankruptcy Court entered an order approving the settlement on August 16, 2007.

8.             Contingent Liabilities

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

The JV LIF, established in the initial amount of $10 million, was created to fund certain allowable claims for indemnification arising under the Parnassos and Century-TCI prepetition credit facilities.  Subject to certain conditions, the JV LIF is “evergreen” ; in other words, the JV Plan provides the JV LIF will be replenished under certain conditions, such as “upon the receipt .. . . of net proceeds of any Designated Litigation” after first deducting any required distribution to the government.

The Main Plan LIFs are fixed in amounts and not subject to replenishment.  Because the JV LIF is evergreen, whereas the Main Plan LIFs are capped, the allocation of defense costs among the categories of LIFs is a matter of economic significance to Adelphia and the ART.

Century-TCI and Parnassos lenders (the “JV Lenders”) have asserted claims that in the aggregate of approximately $13 million (“JV LIF Claims”) against the evergreen JV LIF.  Adelphia has asserted that certain defendants in the Bank Litigation are not entitled to reimbursement from the JV LIF on the basis, among others, that the JV LIF claims are improper.  On November 13, 2008, certain of those claimants filed, or subsequently joined in, the Motion of the Bank of Nova Scotia, Citibank N.A. and The Ad Hoc Committee of Non-Agent Secured Lenders in the Parnassos and Century-TCI Facilities for Payment of Bank Lender Post Effective Date Fee Claims and to Compel Compliance of the Plan Administrator (defined in the JV Plan as Adelphia) and the Art with the Third Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code and the Century TCI Stipulation (the “LIF Motion”).  Other claimants have not taken any action.

The Bankruptcy Court has stated that it will hold an evidentiary hearing on the Motion, which the parties have asked to be scheduled during the week of May 3, 2010. If the Bankruptcy Court grants the LIF Motion, the JV LIF may need to be replenished to indemnify the future defense costs of the JV Lenders.  In addition, the Bankruptcy Court could determine that the JV LIF must be replenished by the amount of the disputed JV LIF Claims while the dispute is still pending.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART.

9.             Subsequent Events

Subsequent to December 31, 2009 and through March 10, 2010 there have been no events that would be material to the financial statements of the ART including Cause of Action settlements or judgments or Holder distributions or decisions concerning future Holder distributions.

10.          Unaudited Quarterly Financial Data

2009

	For the quarter ended March 31, 2009	For the quarter ended June 30, 2009	For the quarter ended September 30, 2009	For the quarter ended December 31, 2009	For the year ended December 31, 2009
Revenues
Litigation - court approved settlements	$—	$—	$—	$40,000,000	$40,000,000
Interest income	328,912	199,254	153,123	125,901	807,190
Total revenues	328,912	199,254	153,123	40,125,901	40,807,190

Operating expenses
General and administrative expenses	752,324	457,473	465,213	414,454	2,089,464
Professional expenses - litigation	6,134,199	8,789,310	11,338,780	10,992,900	37,255,189
Professional expenses - administrative	110,201	60,467	37,927	117,167	325,762
Total operating expenses	6,996,724	9,307,250	11,841,920	11,524,521	39,670,415

Net loss	$(6,667,812)	$(9,107,996)	$(11,688,797)	$28,601,380	$1,136,775

2008

	For the quarter ended March 31, 2008	For the quarter ended June 30, 2008	For the quarter ended September 30, 2008	For the quarter ended December 31, 2008	For the year ended December 31, 2008

Revenues
Litigation - court approved settlements	$200,206	$—	$—	$—	$200,206
Litigation - other settlements	60,000	850,194	—	250,000	1,160,194
Interest income	1,689,819	1,101,159	1,034,219	681,263	4,506,460
Total revenues	1,950,025	1,951,353	1,034,219	931,263	5,866,860

Operating expenses
General and administrative expenses	515,010	933,470	481,901	503,973	2,434,354
Professional expenses - litigation	6,480,741	5,507,525	5,589,722	5,560,248	23,138,236
Professional expenses - administrative	724,444	940,322	199,329	148,756	2,012,851
Total operating expenses	7,720,195	7,381,317	6,270,952	6,212,977	27,585,441

Net loss	$(5,770,170)	$(5,429,964)	$(5,236,733)	$(5,281,714)	$(21,718,581)

Note: Due the nature of the ART’s operations both revenue and operating expenses fluctuate significantly between and among reporting periods based on activities and results related to the Causes of Action.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The ART maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities and Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to the Trustees and the Trust Administrator as appropriate, to allow timely decisions regarding required financial disclosure.

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of the ART’s disclosure controls and procedures (as defined in Rules 13a -15(e) or 15d-15(e)) promulgated under the Exchange Act as of December 31, 2009. Based on their evaluation of the effectiveness of the ART’s disclosure controls and procedures (as defined in paragraph (b) of Rules 13a-15 or 15d-15), the Trustees and the Trust Administrator concluded that as of December 31, 2009, the ART’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

The Trustees are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The ART’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the ART’s transactions and dispositions of its assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that its receipts and expenditures are being made only in accordance with authorizations of the Trustees and Trust Administrator; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the ART’s assets that could have a material effect on its financial statements.

The Trustees and the Trust Administrator of the Trust, performed an assessment of the effectiveness of the ART’s internal control over financial reporting as of December 31, 2009, utilizing the criteria described in the Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the ART’s internal control over financial reporting was effective at December 31, 2009.  Based on this assessment, the Trust Administrator concluded that the ART’s internal control over financial reporting was effective at December 31, 2009.

This annual report does not include an attestation report of the ART’s independent registered public accounting firm regarding internal control over financial reporting under the temporary rules of the Securities and Exchange Commission that permit the ART to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2009, there were no changes in the ART’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the ART’s internal control over financial reporting.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

There are five Trustees of the ART, each of whom has served since the inception of the ART: Bryan E. Bloom, age 51, presently serves as in-house counsel, analyst and portfolio manager at W.R. Huff Asset Management Co., L.L.C., an investment management firm, and its various affiliates. Mr. Bloom joined Huff in 1994. Prior to that time, he was a tax partner at the law firm of Shanley & Fisher. Mr. Bloom is currently a director of CKX, Inc., is a director of FXRE Inc. and is on the board of several private companies. Mr. Bloom serves on the Audit Committee of the ART.

Lee S. Hillman, age 54 serves as President of Liberation Advisory Group, LLC and Liberation Management Services, LLC, a private management and advisory services consultant to commercial and investment banks, private equity and hedge funds and growth stage businesses. Previously Mr. Hillman served as Chairman of the Board and Chief Executive Officer of Power Plate International, a global manufacturer, distributor and licensor of health and exercise equipment. Mr. Hillman previously served as President of Power Plate North America since 2005, which merged into Power Plate International in February 2006. Mr. Hillman also serves on the boards of directors for Lawson Products, Inc. and RCN Corporation. Mr. Hillman serves on the Audit Committee of the ART.

David P. Stowell, age 57, presently serves as a professor in the Department of Finance at Kellogg School of Management, Northwestern University, which he joined in March 2005. Prior to this position, Mr. Stowell was a managing director in JP Morgan’s investment banking division.

Ralph J. Takala, age 70, served as Senior Vice President and Chief Financial Officer of Cumberland Farms, Inc., a company that operates convenience stores and gas stations and is a wholesaler of refined petroleum products, from December 2006 through December 2008. Prior to that, he worked as an independent financial and business consultant, which included serving as the interim Chief Financial Officer of Picturetel Corp., a manufacturer of video conferencing systems, from 2000 to 2001. Mr. Takala is a Certified Public Accountant and serves as the chairman of the ART Audit Committee.

Dean A. Ziehl, age 57, presently is a partner in the law firm of Pachulski Stang Ziehl & Jones LLP, which he joined in 1983. Mr. Ziehl serves on the board of directors for Plan Member Services Corporation. Mr. Ziehl is the Chairman of the Board of Trustees.

The ART is organized under the laws of the State of Delaware, and the rights of its Trustees are governed by the First Modified Fifth Amended Joint Chapter 11 Plan of Reorganization (“Plan”), the Declaration of Trust, as amended, the Rules and Procedures of the ART, filed as Exhibits 2.1, 3.3 and 3.4, respectively, to this Annual Report on Form 10-K, and Chapter 38 of Title 12 of the Delaware Code, 12 Del. c 8 3Ed, et. seq., as amended from time to time (as so amended, the “Trust Act”).  Due to the fact that it has no full time employees and its Trustees have fiduciary responsibilities and because of the governance elements contained in the Plan, Declaration of Trust, and the Rules and Procedures, the ART has not enacted a code of ethics.

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

Jeffrey A. Brodsky, age 51, is a co-founder and a Managing Director of Quest and is leading Quest in its role as the Plan Administrator of Adelphia. In addition to his responsibilities with Adelphia, Mr. Brodsky serves as the Chairman of the Board, President and CEO of PTV, Inc.  Mr. Brodsky also serves as non-executive Chairman of the Board of Directors for AboveNet, Inc. and Motor Coach Industries International, Inc. and is a Director of Euramax International, Inc. and TVMAX, Inc.

Barry D. Shalov, age 68, is a Managing Director of Quest, which he joined in 2007. Prior to that time, Mr. Shalov was a senior partner in the law firm of DLA Piper US LLP, which he joined in 2000. Previously, Mr. Shalov was a senior partner with the law firm of Gordon Altman Butowsky Weitzen Shalov & Wein. Currently, Mr. Shalov serves on the board of Cytokine Pharmasciences, Inc.

Audit Committee

The Audit Committee of the ART is appointed by the Trustees to oversee (i) the integrity of the financial statements of the ART, (ii) the accounting and financial reporting processes of the ART and its audits, (iii) the independent auditor of the ART and the independence, qualifications and performance of such auditor, (iv) the performance of the internal audit function and independent auditor of the ART, in the event that the ART has an internal audit function, and (v) the compliance by the ART with legal and regulatory requirements. The ART has chosen to apply the independence standards of the NYSE and the SEC’s independence standards set forth in Rule 10(A)-3 applicable to audit committee members, to the ART’s audit committee members. The Audit Committee is composed of Mr. Bryan E. Bloom, Mr. Lee S. Hillman, and Mr. Ralph J. Takala (Chairman). The Trustees have determined that Messrs. Hillman and Takala are independent. The independent Trustees have determined that Mr. Bloom is not independent based on his affiliation with W.R. Huff Asset Management Co., L.L.C. and its affiliates (collectively “Huff”), which controls Interests in the ART.  Additionally, Huff, on behalf of certain of its clients, former clients and affiliates, had, prior to the commencement of the litigation by the Adelphia bankruptcy estate, commenced separate third party litigation alleging securities law violations and other claims against some of the same defendants as the ART. The Board of Trustees has determined that Ralph J. Takala, Chairman of the Audit Committee, is an independent financial expert.

Risk Oversight

The Trustees oversee an enterprise-wide approach to risk management, designed to support the achievement of the organizational objectives of the ART, including protecting, maintaining, and maximizing the value of the Causes of Action contributed to the ART, whether by litigation, settlement or otherwise. Pursuant the ART’s Policies and Procedures Manual, the Trustees

periodically identify and analyze risks to the ART’s financial and reporting objectives in order to effectively mitigate them. While the Trustees have ultimate oversight responsibility for the enterprise risk management process, the Audit Committee and the Trust Administrator also focuses their review on financial risk, such as internal controls over financial reporting and overseeing the integrity of the financial statements of the ART.

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

The ART maintains applicable policies insuring Quest as the Trust Administrator against certain claims in connection with its services to the ART.

Item 11. Executive Compensation.

Trustee Compensation

Name	Fees Earned or Paid in Cash in 2009 (1)
Bryan Bloom	$195,000
Lee S. Hillman	$195,000
David P. Stowell	$195,000
Ralph Takala	$195,000
Dean Ziehl	$400,000

(1)        In 2009, Dean Ziehl received $175,000 in base compensation and earned $225,000 in additional service compensation which was paid and expensed in 2010. The four other Trustees received base compensation of $175,000 and $20,000 in additional service compensation.

Each of the five Trustees was paid $175,000 as base compensation for services performed in 2009. The compensation was paid quarterly at the beginning of each calendar quarter in the amount of $43,750 per Trustee.

In addition, under the compensation agreement, The Trustees may award, in their sole discretion, additional reasonable compensation to any Trustee for additional service to the ART (“Additional Service Compensation”). The aggregate amount of Additional Service Compensation distributed to all Trustees as a group in a year may not exceed $350,000. Any Additional Service Compensation must be approved by a vote of a majority of the Trustees. Additional Service Compensation may be awarded to Trustees for service on the Audit Committee and for other services above and beyond the expected level of service, such as for close supervision of the Causes of Action. Dean Ziehl was awarded $225,000 for his services in 2009 related to supervision of the Causes of Action. The other four Trustees each were paid $20,000 in 2009 as Additional Service Compensation. Additional Service Compensation is based on estimates of hours worked and contributions by the Trustees including, without limitation, supervision and mediation of the Causes of Action and the preparation of the ART’s regulatory filings.

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

Item 14. Principal Accounting Fees and Services.

In 2007, the ART appointed UHY LLP as independent auditors. Through March 10, 2010, UHY LLP had a continuing relationship with UHY Advisors, Inc. (“Advisors”). Under their relationship UHY LLP leased auditing staff who were full-time, permanent employees of Advisors. UHY LLP partners provide non-audit services through Advisors. UHY LLP has only a few full-time employees. Therefore, few, if any, audit services performed were provided by permanent full-time employees of UHY LLP. UHY LLP manages and supervises the audit services and the audit staff, and is exclusively responsible for the opinion rendered in connection with its audit.

(1) AUDIT FEES

The aggregate fees billed for 2009 and 2008 for professional services rendered for the audit of the ART’s annual financial statements and the reviews of its interim condensed financial statements in the ART’s Form 10-Q filings were approximately $60,000 and $99,000 respectively. The fees disclosed for 2008 have been changed from the amount previously reported of $91,000 to reflect the final billing for services rendered.

(2) AUDIT RELATED FEES

Audit related fees were $20,000 for 2009 for professional services rendered evaluating the design and operating effectiveness of the internal controls over the process for Distributions. Such services were approved by the ART’s Audit Committee of the Trustees in advance of the services being performed. (No Distributions have been made to date.) There were no audit related fees for 2008.

(3) TAX FEES

None

(4) ALL OTHER FEES

None

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report

(1) Financial statements. See the index to the financial statements as presented in Item 8 of this filing

(b) Exhibits

2.1*	First Modified Fifth Amended Joint Chapter 11 Plan of Reorganization of Adelphia Communications Corporation and Certain of its Affiliated Debtors, effective February 13, 2007

3.1*	Restated Certificate of Trust, dated February 13, 2007

3.2*	Amendment to Restated Certificate of Trust, dated March 15, 2007

3.3*	Second Amended and Restated Declaration of Trust, dated June 4, 2008

3.4*	Rules and Procedures of Adelphia Recovery Trust

4.1*	Form of Certificate Evidencing Undivided Beneficial Interests in the Assets of the Adelphia Recovery Trust (Global Certificate)

4.2*	Form of Certificate Evidencing Undivided Beneficial Interests in the Assets of the Adelphia Recovery Trust (Book Entry Certificate)

10.1*	Plan Administrator Agreement, dated February 12, 2007

10.2*	Trustee Compensation Agreement

31.1	Section 302 Certificate of Trustee

31.2	Section 302 Certificate of Trust Administrator

32.1	Certificate of Trustee pursuant to 18 U.S.C. 1350 Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certificate of Trust Administrator pursuant to 18 U.S.C. 1350 Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*Incorporated by reference to the Form 10 of Adelphia Recovery Trust (File No. 000-53209) filed April 30, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2010

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