Form 10-Q
period 2010-03-31
Adelphia Recovery Trust
filed 2010-05-07
CIK 1433669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements

Adelphia Recovery Trust

Unaudited Condensed Balance Sheets

	As of March 31, 2010	As of December 31, 2009

Assets
Cash and cash equivalents	$81,933,391	$164,327,745
Temporary investments	73,030,706	—
Prepaid assets	500,013	611,363
Note and accrued interest receivable	5,876,311	5,778,805
Total assets	$161,340,421	$170,717,913

Liabilities and net assets
Accrued expenses	$2,700,258	$3,311,521
Total liabilities	2,700,258	3,311,521

Net assets	158,640,163	167,406,392

Total liabilities and net assets	$161,340,421	$170,717,913

See accompanying notes to the condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Operations

	For the quarter ended March 31, 2010	For the quarter ended March 31, 2009

Revenues
Litigation - court approved settlements	$—	$—
Litigation - other settlements	—	—
Interest income	149,966	328,912
Total revenues	149,966	328,912

Operating expenses
General and administrative expenses	760,685	752,324
Professional expenses - litigation	7,993,285	6,134,199
Professional expenses — administrative	162,225	110,201
Total operating expenses	8,916,195	6,996,724

Net loss	$(8,766,229)	$(6,667,812)

See accompanying notes to the condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Cash Flows

	For the quarter ended March 31, 2010	For the quarter ended March 31, 2009

Operating activities
Net loss	$(8,766,229)	$(6,667,812)
Changes in operating assets and liabilities:
Prepaid assets	111,350	149,742
Note and accrued interest receivable	(97,506)	(97,506)
Accrued expenses	(611,263)	866,954
Net cash used by operating activities	(9,363,648)	(5,748,622)

Investing activities
Purchase of temporary investments and accrued interest	(73,030,706)	—
Net cash used by investing activities	(73,030,706)	—

Net change in cash and cash equivalents	(82,394,354)	(5,748,622)
Cash and cash equivalents, beginning of period	164,327,745	161,057,351
Cash and cash equivalents, end of period	$81,933,391	$155,308,729

See accompanying notes to the condensed financial statements.

ADELPHIA RECOVERY TRUST

Notes to the Condensed Financial Statements — March 31, 2010 (Unaudited)

1                                          Background

The Adelphia Recovery Trust (the “ART”) was formed as a Delaware statutory trust pursuant to that certain First Modified Fifth Amended Joint Chapter 11 Plan of Reorganization (the “Plan”) of Adelphia Communications Corporation (“Adelphia”) and certain of its subsidiaries (collectively the “Debtor”). The purpose of the ART is to prosecute the various causes of action transferred to the ART pursuant to the Plan (the “Causes of Action”) and distribute to the owners (the “Holders”) of the interests in the ART (“Interests”) the net proceeds of such Causes of Action (“Distributions”), according to the relative priorities established pursuant to the Plan, subject to the retention of various amounts to fund the prosecution of those Causes of Action and operations of the ART. Pursuant to the Plan, in addition to the Causes of Action, Adelphia transferred $25 million in cash to the ART, in connection with its formation, in order to fund the initial expenses of operation.

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

2                                          Basis of Presentation

The accompanying interim unaudited condensed financial statements of the ART have been prepared in accordance with generally accepted accounting principles in the United States of America for interim periods (“US GAAP”) and with the instructions to Form 10-Q.  As such, they do not include all of the information and disclosures required by US GAAP for complete financial statements.  In the opinion of the Trustees, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim unaudited condensed financial statements have been included.  These condensed financial statements should be read in conjunction with the ART’s audited financial statements for the year ended December 31, 2009 included in its Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2010. Interim results are not necessarily indicative of the results for the complete fiscal year. The unaudited condensed balance sheet as of December 31, 2009 was derived from the audited financial statements for the year then ended.

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

4                                          Causes of Action and Contingencies

Except as set forth below, there have been no material developments in the legal proceedings described in the ART’s Form 10-K as filed on March 10, 2010.

Bank Litigation

The Second Circuit scheduled oral argument for May 18, 2010 on the appeal of the District Court’s June 18, 2008 order dismissing certain fraudulent transfer claims, voidable preference claims, and equitable subordination and disallowance claims.

On January 25, 2010, the ART filed a motion seeking reconsideration or in the alternative, certification for immediate appeal of the District Court’s December 21, 2010 order holding that the ART does not have standing to pursue claims on behalf of ACC and is limited to asserting claims on behalf of the Obligor Debtors. That motion is fully briefed and is pending.

On February 12, 2010, the ART filed its oppositions to Defendants’ motion for summary judgment on all remaining state law tort claims based on the affirmative defense of in pari delicto and to the Investment Banks’ separate motion for summary judgment on the fiduciary duty and gross negligence claims pending against them.  The ART also moved to reinstate the gross negligence claim against the Agent Banks that had been dismissed by the Bankruptcy Court.  Both motions have been fully briefed and are pending.  On March 2, 2010, Defendants filed additional motions for summary judgment on all remaining tort, fraudulent concealment and BHCA claims.  The parties currently are briefing the additional summary judgment motions.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

FPL Litigation

Under the current scheduling order, fact discovery is to be completed by November 12, 2010, expert discovery is to be completed by May 16, 2011, and dispositive motions shall be filed by June 14, 2011.  The trial is set to begin on December 6, 2011.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Litigation Indemnification Fund Litigation

On April 16, 2010, Adelphia and ART filed a motion seeking Bankruptcy Court approval of a Stipulation and Consent Order by and among Adelphia, ART, and claimant Societe Generale, S.A. resolving Adelphia’s and ART’s motion to disallow Societe Generale, S.A.’s fee claims. No objections to the Stipulation were filed, although certain Claimants filed statements seeking to preserve rights to the relief sought by them in the LIF Motion. The motion to approve the Stipulation is pending before the Bankruptcy Court.

The remaining parties are briefing the LIF Motion and will ask the Bankruptcy Court to schedule an evidentiary hearing on the Claimants’ Motion and ART’s motion to disallow the Bank Lenders’ post-effective date fee claims once briefing is complete.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

5                                          Fair Value of Financial Instruments

As of March 31, 2010, the ART had temporary investments in FDIC insured six-month bank certificates of deposit (“CDs”) which had a carrying value of $73.0 million. The carrying value represents the original investment of $73.0 million, plus accrued interest of $30,706 through March 31, 2010. The carrying value approximates the fair value for these temporary investments as of March 31, 2010. The six-month CDs will mature on various dates in July 2010.

The fair value of the note receivable and accrued interest has been determined using unobservable units (i.e. Level 3, as defined in Accounting Standards Codification 820-10) and approximates $4.5 million as of March 31, 2010 and $4.4 million as of December 31, 2009. The carrying values were approximately $5.9 million as of March 31, 2010 and approximately $5.8 million as of December 31, 2009. The note bears 8% simple interest and is recourse only to the proceeds of various life insurance policies on Mr. and Mrs. Leonard Tow totaling approximately $28 million.

6                                          Subsequent Events

Events subsequent to March 31, 2010 have been evaluated through May 7, 2010, the date the accompanying financial statements were issued. There have been no subsequent events that would be material to the financial statements of the ART, including Cause of Action settlements or judgments or Distributions or decisions concerning future Distributions.

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

As of March 31, 2010, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

CVV Series of Interest:	As of March 31, 2010
Series RF	115,000,000
Series Arahova	722,639,681
Series FrontierVision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2	339,207,075
Series ACC-3	119,430,302
Series ESL (1)	17
Series ACC-4	1,790,968,272
Series ACC-5 (1)	458
Series ACC-6B	150,000,000
Series ACC-6B1 (1)	3
Series ACC-6D	575,000,000
Series ACC-6D1 (1)	229,004
Series ACC-6E/F	935,812,456
Series ACC-6E/F1 (1)	277,210
Series ACC-7	217,022,640
Series ACC-7A (1)	1,537,766,752

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

First Quarter 2010 vs First Quarter 2009

Total revenues decreased to approximately $0.2 million in the first quarter of 2010. The decrease of approximately $0.2 million was caused by decreased interest income in the first quarter of 2010 compared to the first quarter of 2009. The decreased interest income was caused by a reduction in investment yields in the first quarter of 2010 compared to the first quarter of 2009. The Trust adjusted its investment strategy in the first quarter of 2010 to improve yields as more fully described below in “Financial Condition and Cash Flow”. There were no settlements or related revenues for the first quarter of 2010 or for the first quarter of 2009.

Total operating expenses for the ART increased to approximately $8.9 million in the first quarter of 2010 from approximately $7.0 million in the first quarter of 2009. The increase of approximately $1.9 million was caused by increased professional litigation costs in the first quarter of 2010 versus the first quarter of 2009.  Professional administrative costs and general and administrative costs were comparable between the two periods.

Professional litigation costs increased in the first quarter of 2010 compared to the first quarter of 2009 by approximately $1.9 million due to increased professional activity related to the Bank Cause of Action.

Professional administrative costs increased approximately $52,000 in the first quarter of 2010 compared to the first quarter of 2009. The increased costs in the first quarter of 2010 relate primarily to increased costs between the periods for ART regulatory compliance.

General and administrative costs increased approximately $8,000 in the first quarter of 2010 when compared to the first quarter of 2009. The ART experienced increased costs of approximately $98,000 in the first quarter of 2010 for bank services, Trustee additional service compensation and expenses and SEC compliance but had offsetting decreased costs of approximately $90,000 for audit and tax services and insurance between the same timeframes.

As a result of the decrease in total revenues of approximately $0.2 million and the increase in total operating expenses of approximately $1.9 million in the first quarter of 2010 compared to the first quarter of 2009, the net loss of approximately $8.8 million for the quarter ended March 31, 2010 was approximately $2.1 million higher than the net loss for the quarter ended March 31, 2009.

Financial Condition and Cash Flows

The ART’s sources of liquidity are from (a) the $25 million transferred to the ART by Adelphia pursuant to the Plan on the Effective Date, (b) the successful resolution of Causes of Action and (c) earnings on invested cash balances. Receipts from these sources are used to pay professional and operating expenses of the ART and to fund Distributions to the Holders after reserving cash required to pay future professional and operating expenses of the ART. The Trustees regularly evaluate the future financial needs of the ART. After careful evaluation of future financial needs, the Trustees have determined that the present best course of action is to retain the existing cash in reserve to administer the ART and fund the prosecution of the Causes of Action. Consequently, there have been no Distributions through the date of this 10-Q and none have been announced.

Based upon cash and cash equivalent balances as of March 31, 2010 totaling approximately $81.9 million and temporary investments totaling approximately $73.0 million along with expected expenses and other potential disbursements, the ART expects to meet its obligations as they come due in the next twelve months. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that cash will be available to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and seeking methods to reduce legal professional and administrative costs are all strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the ART’s ability to maximize recoveries from settlements.

The nature of the ART’s operation does not give rise to capital expenditures and there are no current or expected commitments for capital expenditures in the next twelve months. Should a need for capital expenditures arise, the ART would fund the requirement from existing assets. Additionally, the ART currently has no long-term contracts or other long-term obligations.

Cash and cash equivalent balances at March 31, 2010 of approximately $81.9 million are $82.4 million lower than as of December 31, 2009. This is due to a use of cash and cash equivalents for operating activities of $9.4 million and for investing activities of $73.0 million as a result of a reclassification of cash and cash equivalents to temporary investments. The $9.4 million use of cash for operating activities included a net loss for the three months ended March 31, 2010 of approximately $8.8 million and a decrease in accrued expenses of approximately $0.6 million. The decrease in accrued expenses is due to the timing of vendor payments. Non-cash operating activities include the accrual of interest on a note receivable during the three months ended March 31, 2010 of approximately $0.1 million and the amortization of prepaid assets of approximately $0.1 million. Investing activities during the quarter included the investment of $73.0 million of available cash and cash equivalents into FDIC fully-insured bank CDs with a six-month maturity when purchased. These CDs have a carrying value at March 31, 2010 that includes accrued interest of $30,706.

During the quarter, the ART moved a total of $129.0 million of cash and cash equivalents from the U.S. Treasury and government agency securities money market fund to three-month and six-month FDIC fully-insured bank CDs in order to improve the yields on invested cash. The $129.0 million of CDs is comprised of $73.0 million of six-month CDs classified as temporary investments and $56.0 million of three-month CDs that remain classified as cash and cash equivalents. The total of $81.9 million in cash and cash equivalents at March 31, 2010 includes the $56.0 million of 3-month CDs and $25.9 million of other investments and accrued interest. The ART considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As such, the three-month CDs have been classified as cash equivalents and the six-month CDs are classified as temporary investments. All investments during the quarter were fully compliant with the ART investment policy.

Debt and Other Long-term Obligations

The ART has no debt, capital or operating lease or other long-term obligations and has no current plans to incur such obligations.

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

This report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the ART. The actual results of the ART could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the number of and proceeds from litigations and/or settlements which are successful, delays in obtaining proceeds, the amount of funding required for the litigations and other operating expenses, economic conditions, changes in tax and other governmental rules and regulations applicable to the ART, and other risks identified and described in the Form 10-K filed with the SEC on March 10, 2010. These risks and uncertainties are beyond the ability of the ART to control, and in many cases, the ART cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report the words “believes,” “estimates,” “plans,” “expects,” and “anticipates” and similar expressions as they relate to the ART or its management are intended to identify forward-looking statements.

Item 3                     Quantitative and Qualitative Disclosures about Market Risk

The ART invests cash and cash equivalents in either FDIC insured deposit accounts, FDIC insured bank CDs or a money market fund invested in short-term U.S. Treasury and government agency securities including repurchase agreements collateralized fully by U.S. Treasury and government agency securities. The CDs have 3 or 6 month maturity terms and as of March 31, 2010 the money market fund has a 37 day effective maturity for the underlying securities. Interest income from these investments is subject to interest rate fluctuations.

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

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2010. Based on their evaluation, the Trustees and the Trust Administrator concluded that as of March 31, 2010, the ART’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2010, there were no changes in the ART’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1                                        Legal Proceedings

Except as set forth below, there have been no material developments in the legal proceedings described in the ART’s Form 10-K as filed on March 10, 2010.

Causes of Action and Contingencies

Except as set forth below, there have been no material developments in the legal proceedings described in the ART’s Form 10-K as filed on March 10, 2010.

Bank Litigation

The Second Circuit scheduled oral argument for May 18, 2010 on the appeal of the District Court’s June 18, 2008 order dismissing certain fraudulent transfer claims, voidable preference claims, and equitable subordination and disallowance claims.

On January 25, 2010, the ART filed a motion seeking reconsideration or in the alternative, consideration for immediate appeal of the District Court’s December 21, 2010 order holding that the ART does not have standing to pursue claims on behalf of ACC and is limited to asserting claims on behalf of the Obligor Debtors. That motion is fully briefed and is pending.

On February 12, 2010, the ART filed its oppositions to Defendants’ motion for summary judgment on all remaining state law tort claims based on the affirmative defense of in pari delicto and to the Investment Banks’ separate motion for summary judgment on the fiduciary duty and gross negligence claims pending against them.  The ART also moved to reinstate the gross negligence claim against the Agent Banks that had been dismissed by the Bankruptcy Court.  Both motions have been fully briefed and are pending.  On March 2,

2010, Defendants filed additional motions for summary judgment on all remaining tort, fraudulent concealment and BHCA claims.  The parties currently are briefing the additional summary judgment motions.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

FPL Litigation

Under the current scheduling order, fact discovery is to be completed by November 12, 2010, expert discovery is to be completed by May 16, 2011, and dispositive motions shall be filed by June 14, 2011.  The trial is set to begin on December 6, 2011.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Litigation Indemnification Fund Litigation

On April 16, 2010, Adelphia and ART filed a motion seeking Bankruptcy Court approval of a Stipulation and Consent Order by and among Adelphia, ART, and claimant Societe Generale, S.A. resolving Adelphia’s and ART’s motion to disallow Societe Generale, S.A.’s fee claims.  The deadline for objecting to approval of the stipulation was May 6, 2010. No objections to the Stipulation were filed, although certain Claimants filed statements seeking to preserve rights to the relief sought by them in the LIF Motion. The motion to approve the Stipulation is pending before the Bankruptcy Court.

The remaining parties are briefing the LIF Motion and will ask the Bankruptcy Court to schedule an evidentiary hearing on the Claimants’ Motion and ART’s motion to disallow the Bank Lenders’ post-effective date fee claims once briefing is complete.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Item 1A.                                                   Risk Factors

As of the date of this filing there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the ART’s Form 10-K for the year ended December 31, 2009 as filed with the SEC March 10, 2010.

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

Date: May 7, 2010

By: Quest Turnaround Advisors, LLC
as Trust Administrator of the Adelphia Recovery Trust

/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Member