Form 10-Q
period 2010-06-30
Adelphia Recovery Trust
filed 2010-08-09
CIK 1433669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
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

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements

Adelphia Recovery Trust

Unaudited Condensed Balance Sheets

	As of June 30, 2010	As of December 31, 2009

Assets
Cash and cash equivalents	$62,236,621	$164,327,745
Temporary investments	83,073,211	—
Prepaid assets	357,259	611,363
Note and accrued interest receivable	5,973,817	5,778,805
Total assets	$151,640,908	$170,717,913

Liabilities and net assets
Accrued expenses	$466,137	$3,311,521
Total liabilities	466,137	3,311,521

Net assets	151,174,771	167,406,392

Total liabilities and net assets	$151,640,908	$170,717,913

See accompanying notes to the condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Operations

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009

Revenues
Litigation - court approved settlements	$0	$0	$0	$0
Litigation - other settlements	0	0	0	0
Interest income	159,911	199,254	309,877	528,166
Total revenues	159,911	199,254	309,877	528,166

Operating expenses

General and administrative expenses	480,650	457,473	1,241,335	1,209,797
Professional expenses - litigation	6,989,391	8,789,310	14,982,676	14,923,509
Professional expenses — administrative	155,262	60,467	317,487	170,668
Total operating expenses	7,625,303	9,307,250	16,541,498	16,303,974

Net loss	$(7,465,392)	$(9,107,996)	$(16,231,621)	$(15,775,808)

See accompanying notes to the condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Cash Flows

	For the six months ended June 30, 2010	For the six months ended June 30, 2009

Operating activities
Net loss	$(16,231,621)	$(15,775,808)
Changes in operating assets and liabilities:
Prepaid assets	254,104	282,738
Note and accrued interest receivable	(195,012)	(195,012)
Accrued expenses	(2,845,384)	1,892,190
Net cash used by operating activities	(19,017,913)	(13,795,892)

Investing activities
Purchase of temporary investments and accrued interest	(83,073,211)	—
Net cash used by investing activities	(83,073,211)	—

Net change in cash and cash equivalents	(102,091,124)	(13,795,892)
Cash and cash equivalents, beginning of period	164,327,745	161,057,351
Cash and cash equivalents, end of period	$62,236,621	$147,261,459

See accompanying notes to the condensed financial statements.

ADELPHIA RECOVERY TRUST

Notes to the Condensed Financial Statements — June 30, 2010 (Unaudited)

1                                          Background

The Adelphia Recovery Trust (the “ART”) was formed as a Delaware statutory trust pursuant to that certain First Modified Fifth Amended Joint Chapter 11 Plan of Reorganization (the “Plan”) of Adelphia Communications Corporation (“Adelphia” or “ACC” ) and certain of its subsidiaries (collectively the “Debtor”). The purpose of the ART is to prosecute the various causes of action transferred to the ART pursuant to the Plan (the “Causes of Action”) and distribute to the owners (the “Holders”) of the interests in the ART (“Interests”) the net proceeds of such Causes of Action (“Distributions”), according to the relative priorities established pursuant to the Plan, subject to the retention of various amounts to fund the prosecution of those Causes of Action and operations of the ART. Pursuant to the Plan, in addition to the Causes of Action, Adelphia transferred $25 million in cash to the ART, in connection with its formation, in order to fund the initial expenses of operation.

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

4                                          Causes of Action and Contingencies

Except as set forth below, there have been no material developments in the legal proceedings described in the ART’s Form 10-K as filed on March 10, 2010 or as updated in the ART’s Form 10-Q filed on May 7, 2010.

Bank Litigation

On May 14, 2010, the United States District Court for the Southern District of New York  ( the “District Court” ) denied the ART’s motion to reconsider or in the alternative, certify for immediate appeal of the District Court’s December 21, 2009 order holding that the ART lacks standing to pursue claims on behalf of ACC and may assert only claims on behalf of certain ACC subsidiaries ( the “Obligor Debtors” ).

On May 26, 2010, the Second Circuit affirmed in a summary order the District Court’s June 18, 2008 order and subsequent final judgment, dismissing certain fraudulent transfer claims, voidable preference claims, and equitable subordination and disallowance claims. On August 3, 2010, the United States Supreme Court granted the ART an extension of time to October 7, 2010 in which to file a petition for writ of certiorari from the Second Circuit’s order.

On June 1, 2010, the ART filed its oppositions to various summary judgment motions filed by Defendants on March 2, 2010.  The District Court has scheduled oral argument on those motions to begin August 10, 2010.

Under the schedule established by the District Court, trial on the pending tort, fraudulent conveyance, and BHCA claims will commence on October 25, 2010.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Litigation Indemnification Fund Litigation

  On May 7, 2010, the Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) approved a Stipulation and Consent Order by and among Adelphia, ART, and claimant Societe Generale, S.A. resolving Adelphia’s and ART’s motion to disallow Societe Generale, S.A.’s fee claims.  An evidentiary hearing on the pending motions shall be scheduled with respect to the remaining parties.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

5                                          Fair Value of Financial Instruments

As of June 30, 2010, the ART had temporary investments in FDIC insured six-month bank certificates of deposit (“CDs”) which had a carrying value of approximately $83.1 million. The carrying value represents the original investment of approximately $83.0 million, plus accrued interest of $73,211 through June 30, 2010. The carrying value approximates the fair value for these temporary investments as of June 30, 2010. The six-month CDs will mature on various dates in the third and fourth quarter of 2010.

The fair value of the note receivable and accrued interest has been determined using unobservable units (i.e. Level 3, as defined in Accounting Standards Codification 820-10) and approximates $4.7 million as of June 30, 2010 and $4.4 million as of December 31, 2009. The fair value was derived by discounting to June 30, 2010 and December 31, 2009 the projected maturity value of the note including accrued interest. The projected maturity values, including interest were calculated using life expectancy tables. The discount rate is based on the yield on the notes issued by the life insurance companies underwriting the life insurance policies and various risk factors associated with the note.

The carrying values were approximately $6.0 million as of June 30, 2010 and approximately $5.8 million as of December 31, 2009. The note bears 8% simple interest and is recourse only to the proceeds of various life insurance policies on Mr. and Mrs. Leonard Tow totaling approximately $28 million.

6                                          Subsequent Events

Events subsequent to June 30, 2010 have been evaluated through August 9, 2010, the date the accompanying financial statements were issued. Other than as discussed herein, there have been no subsequent events that would be material to the financial statements of the ART, including Cause of Action settlements or judgments or Distributions or decisions concerning future Distributions.

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

As of June 30, 2010, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

CVV Series of Interest:	As of June 30, 2010
Series RF	115,000,000
Series Arahova	722,639,681
Series FrontierVision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2	339,207,075
Series ACC-3	119,430,302
Series ESL (1)	17
Series ACC-4	1,790,968,272
Series ACC-5 (1)	458
Series ACC-6B	150,000,000
Series ACC-6B1 (1)	3
Series ACC-6D	575,000,000
Series ACC-6D1 (1)	229,004
Series ACC-6E/F	935,812,456
Series ACC-6E/F1 (1)	277,210
Series ACC-7	217,022,640
Series ACC-7A (1)	1,537,766,752

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

Second Quarter 2010 vs Second Quarter 2009

Total revenues consisting solely of interest decreased to approximately $160,000 in the second quarter of 2010 from approximately $199,000 in the second quarter of 2009. The decrease of approximately $39,000  was caused by a reduction in investment yields and average cash balances in the second quarter of 2010 compared to the second quarter of 2009. The Trust adjusted its investment strategy in the first quarter of 2010 to nominally improve yields as more fully described below in “Financial Condition and Cash Flow”. There were no settlements or related revenues for the second quarter of 2010 or for the second quarter of 2009.

Total operating expenses for the ART decreased to approximately $7.6 million in the second quarter of 2010 from approximately $9.3 million in the second quarter of 2009. The decrease of approximately $1.7 million was caused by decreased professional litigation costs offset by increased general and administrative and professional administrative costs in the second quarter of 2010 versus the second quarter of 2009.

Professional litigation costs decreased by approximately $1.8 million in the second quarter of 2010 compared to the second quarter of 2009 due to decreased professional activity related to the Bank and Prestige Causes of Action.

General and administrative costs increased approximately $23,000 in the second quarter of 2010 when compared to the second quarter of 2009. The ART experienced increased costs of approximately $42,000 in the second quarter of 2010 for ART tax and SEC filings (“Regulatory Costs”) and Trustee expenses but had offsetting decreased costs of approximately $19,000 for insurance and other miscellaneous items between the same comparable periods.

Professional administrative costs increased approximately $95,000 in the second quarter of 2010 compared to the second quarter of 2009. The increased costs in the second quarter of 2010 relate primarily to increased ART Regulatory Costs for compliance.

As a result of the decrease in total revenues of approximately $39,000 and the decrease in total operating expenses of approximately $1.7 million in the second quarter of 2010 compared to the second quarter of 2009, the net loss of approximately $7.5 million for the quarter ended June 30, 2010 was approximately $1.6 million lower than the net loss for the quarter ended June 30, 2009.

Six months ended June 30, 2010 versus the six months ended June 30, 2009

Total revenues consisting solely of interest decreased to approximately $310,000 for the six months ended June 30, 2010 from approximately $528,000 for the six months ended June 30, 2009. The decrease of approximately $218,000 was caused by a reduction in investment yields during the six months ended June 30, 2010 compared to the six month period ended June 30, 2009. The Trust adjusted its investment strategy in the first quarter of 2010 to improve yields as more fully described below in “Financial Condition and Cash Flow”. There were no settlements or related revenues for the six months ended June 30, 2010 or for the six months ended June 30, 2009.

Total operating expenses for the ART increased to approximately $16.5 million for the six months ended June 30, 2010 compared to $16.3 million for the six months ended June 30, 2009. The increase of approximately $0.2 million was caused by increased professional litigation, general and administrative and professional administrative costs between the same comparable periods.

Professional litigation costs increased approximately $59,000 for the six months ended June 30, 2010 when compared to the six months ended June 30, 2009. There were increased costs for the Bank Cause of Action totaling approximately $273,000 and offsetting decreased costs of approximately $214,000 for the other Causes of Action for the six months ended June 30, 2010 when compared to the six months ended June 30, 2009. The changes in costs were caused by changes in activity levels related to the various Causes of Action.

General and administrative costs increased approximately $32,000 for the six months ended June 30, 2010 when compared to the six months ended June 30, 2009. The ART experienced increased costs of approximately $117,000 for the six months ended June 30, 2010 for ART bank fees,  Trustee expenses and Trustee additional service compensation but had offsetting decreased costs of approximately $85,000 for insurance, Regulatory Costs and other miscellaneous items between the same timeframes.

Professional administrative costs increased approximately $147,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increased costs relate primarily to increased costs for ART regulatory compliance and Cause of Action oversight.

As a result of the decrease in total revenues of approximately $218,000 and the increase in total operating expenses of approximately $238,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, the net loss of approximately $16.2 million for the six months ended June 30, 2010 was approximately $0.5 million higher than the net loss for the six months ended June 30, 2009.

Financial Condition and Cash Flows: Liquidity

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

Based upon cash and cash equivalent balances as of June 30, 2010 totaling approximately $62.2 million and temporary investments totaling approximately $83.1 million along with expected expenses and other potential disbursements, the ART expects to meet its obligations as they come due during the next twelve months. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that cash will be available to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and seeking methods to reduce legal professional and administrative costs are all strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the ART’s ability to maximize recoveries from settlements.

The nature of the ART’s operation does not give rise to capital expenditures and there are no current or expected commitments for capital expenditures in the next twelve months. Should a need for capital expenditures arise, the ART would fund the requirement from existing assets. Additionally, the ART currently has no long-term contracts or other long-term obligations.

Cash and cash equivalent balances at June 30, 2010 of approximately $62.2 million are $102.1 million lower than as of December 31, 2009. This reduction is due to a use of cash and cash equivalents for operating activities of $19.0 million and for investing activities of $83.1 million to purchase CDs with six-month maturity dates. Such CDs are classified as temporary investments. The $19.0 million use of cash for operating activities included a net loss for the six months ended June 30, 2010 of approximately $16.2 million and a decrease in accrued expenses of approximately $2.8 million. The decrease in accrued expenses is due to the timing of vendor payments. Operating activities include the accrual of interest on a note receivable during the six months ended June 30, 2010 of approximately $0.2 million and the amortization of prepaid assets of approximately $0.3 million. Investing activities during the six months ended June 30, 2010 included the investment of $83.0 million of available cash and cash equivalents into CDs with a six-month maturity when purchased. These CDs have a carrying value at June 30, 2010 that includes accrued interest of $73,211.

As of June 30, 2010, the ART has moved a total of $129.0 million of cash and cash equivalents consisting of U.S. Treasury and government agency securities money market fund to three-month and six-month FDIC fully-insured bank CDs in order to improve the yields on invested cash. The $129.0 million of CDs is comprised of $83.0 million of six-month CDs classified as temporary investments and $46.0 million of three-month CDs that remain classified as cash and cash equivalents. The total of $62.2 million in cash and cash equivalents at June 30, 2010 includes the $46.0 million of 3-month CDs and $16.2 million of other investments and accrued interest. The ART considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As such, the three-month CDs have been classified as cash equivalents and the six-month CDs are classified as temporary investments. All investments during the quarter were fully compliant with the ART investment policy.

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

Item 3                                          Quantitative and Qualitative Disclosures about Market Risk

The ART invests cash and cash equivalents in either FDIC insured deposit accounts, FDIC insured bank CDs or a money market fund invested in short-term U.S. Treasury and government agency securities including repurchase agreements collateralized fully by U.S. Treasury and government agency securities. The CDs have 3 or 6 month maturity terms and as of June 30, 2010 the money market fund has a 35 day effective maturity for the underlying securities. Interest income from these investments is subject to interest rate fluctuations.

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

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2010. Based on their evaluation, the Trustees and the Trust Administrator concluded that as of June 30, 2010, the ART’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2010, there were no changes in the ART’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the ART’s internal control over financial reporting.

PART II

Item 1       Legal Proceedings

Except as set forth below, there have been no material developments in the legal proceedings described in the ART’s Form 10-K as filed on March 10, 2010 or as updated in the ART’s Form 10-Q filed on May 7, 2010.

Bank Litigation

On May 14, 2010, the District Court denied the ART’s motion to reconsider or in the alternative, certify for immediate appeal of the District Court’s December 21, 2009 order holding that the ART lacks standing to pursue claims on behalf of ACC and may assert only claims on behalf of the Obligor Debtors.

On May 26, 2010, the Second Circuit affirmed in a summary order the District Court’s June 18, 2008 order and subsequent final judgment, dismissing certain fraudulent transfer claims, voidable preference claims, and equitable subordination and disallowance claims. On August 3, 2010, the United States Supreme Court granted the ART an extension of time to October 7, 2010 in which to file a petition for writ of certiorari from the Second Circuit’s order.

On June 1, 2010, the ART filed its oppositions to various summary judgment motions filed by Defendants on March 2, 2010.  The District Court has scheduled oral argument on those motions to begin August 10, 2010.

Under the schedule established by the District Court, trial on the pending tort, fraudulent conveyance, and BHCA claims will commence on October 25, 2010.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Litigation Indemnification Fund Litigation

On May 7, 2010, the Bankruptcy Court approved a Stipulation and Consent Order by and among Adelphia, ART, and claimant Societe Generale, S.A. resolving Adelphia’s and ART’s motion to disallow Societe Generale, S.A.’s fee claims.  An evidentiary hearing on the pending motions shall be scheduled with respect to the remaining parties.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Item 1A.                 Risk Factors

As of the date of this filing there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the ART’s Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 10, 2010.

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

Date: August 9, 2010

By: Quest Turnaround Advisors, LLC
as Trust Administrator of the Adelphia Recovery Trust
/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Member