Form 10-Q
period 2010-09-30
Adelphia Recovery Trust
filed 2010-11-12
CIK 1433669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 000-53209

Adelphia Recovery Trust

(Exact name of registrant as specified in its charter)

Delaware	11-6615508
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements

Adelphia Recovery Trust

Unaudited Condensed Balance Sheets

	As of September 30, 2010	As of December 31, 2009

Assets
Cash and cash equivalents	$62,657,150	$164,327,745
Temporary investments	75,040,926	—
Prepaid assets	212,936	611,363
Note and accrued interest receivable	6,071,323	5,778,805
Total assets	$143,982,335	$170,717,913

Liabilities and net assets
Accrued expenses	$630,607	$3,311,521
Total liabilities	630,607	3,311,521

Net assets	143,351,728	167,406,392

Total liabilities and net assets	$143,982,335	$170,717,913

See accompanying notes to the condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Operations

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Revenues
Litigation - court approved settlements	$0	$0	$0	$0
Litigation — other settlements	0	0	0	0
Interest income	165,150	153,123	475,027	681,289
Total revenues	165,150	153,123	475,027	681,289

Operating expenses
General and administrative expenses	407,107	465,213	1,648,442	1,675,010
Professional expenses - litigation	7,372,630	11,338,780	22,355,306	26,262,289
Professional expenses — administrative	208,456	37,927	525,943	208,595
Total operating expenses	7,988,193	11,841,920	24,529,691	28,145,894

Net loss	$(7,823,043)	$(11,668,797)	$(24,054,664)	$(27,464,605)

See accompanying notes to the condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Cash Flows

	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009

Operating activities
Net loss	$(24,054,664)	$(27,464,605)
Changes in operating assets and liabilities:
Prepaid assets	398,427	(386,786)
Note and accrued interest receivable	(292,518)	(292,518)
Accrued expenses	(2,680,914)	4,456,936
Net cash used by operating activities	(26,629,669)	(23,686,973)

Investing activities
Purchase of temporary investments and accrued interest	(75,040,926)	—
Net cash used by investing activities	(75,040,926)	—

Net change in cash and cash equivalents	(101,670,595)	(23,686,973)
Cash and cash equivalents, beginning of period	164,327,745	161,057,351
Cash and cash equivalents, end of period	$62,657,150	$137,370,378

See accompanying notes to the condensed financial statements.

ADELPHIA RECOVERY TRUST

Notes to the Condensed Financial Statements — September 30, 2010 (Unaudited)

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

4                                          Causes of Action and Contingencies

Except as set forth below, there have been no material developments in the legal proceedings described in the ART’s Form 10-K as filed on March 10, 2010 or as updated in the ART’s Form 10-Qs filed on May 7, 2010 and August 9, 2010.

Bank Litigation

On September 22, 2010, the ART announced that it had reached an agreement in principle to settle its claims against all but one Defendant in exchange for a payment of $175 million.  The settlement agreement was executed and effective as of October 25, 2010. The ART filed a motion to approve the settlement, which is scheduled to be heard by United States District Court Judge Lawrence M. McKenna on November 18, 2010.  If the settlement is approved, it will resolve all claims pending in the Bank Litigation, except the ART’s fraudulent conveyance claims against Goldman Sachs arising from Adelphia Communications Corporation’s pre-petition repayment of the Rigases’ personal margin loans. As to the claim against Goldman Sachs, Goldman Sachs’ motion for summary judgment is pending before the Court and is awaiting decision. The settlement also will resolve the ART’s petition for writ of certiorari filed on October 22, 2010, which seeks review of the Second Circuit’s May 26, 2010 order affirming the District Court’s dismissal of certain of the ART’s bankruptcy claims.

Pursuant to the ART’s revenue recognition policy, the ART will not record settlement related revenues or expenses for this matter until the settlement has received court approval. At this time, the ART cannot predict the outcome of these proceedings.

Sabres Litigation

As part of the Bank Litigation settlement, the ART agreed to resolve its claims against Fleet Bank, N.A. in the Sabres Litigation, but not the Trust’s claims against Key Bank, N.A. or HSBC Bank USA, N.A.  If the settlement of the Bank Litigation is approved by the District Court, the ART will seek the dismissal of its claims against Fleet Bank N.A.

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

The FPL action seeks to recover an alleged fraudulent transfer arising out of Adelphia’s repurchase of certain of its stock from FPL in January 1999 for $149.5 million.  Under the current scheduling order, fact discovery is to be completed by May 12, 2011, expert discovery is to be completed by June 30, 2011, and trial is set to begin on September 16, 2011.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Litigation Indemnification Fund Dispute

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

The LIF created under the JV Plan (the “JV LIF”), established in the initial amount of $10 million, was created to fund certain allowable claims for indemnification arising under the Parnassos and Century-TCI prepetition credit facilities.  Subject to certain conditions, the JV LIF is “evergreen”; in other words, the JV Plan provides the JV LIF will be replenished by the ART under certain conditions, such as “upon the receipt . . . of net proceeds of any Designated Litigation” after first deducting any required distribution to the government.

The LIFs created under the Main Plan (the “Main Plan LIFs”) are fixed in amounts and not subject to replenishment.  Because the JV LIF is evergreen, whereas the Main Plan LIFs are capped, the allocation of defense costs among the categories of LIFs is a matter of economic significance.

Century-TCI and Parnassos lenders (the “JV Lenders”) to date have submitted formal claims of approximately $25 million in aggregate (“JV LIF Claims”) in excess of the $10 million initially deposited in the JV Litigation Indemnification Fund (the “JV LIF”) and have indicated an intention to submit additional claims in the future.  Adelphia and the ART have asserted that certain defendants in the Bank Litigation are not entitled to reimbursement from the JV LIF on the basis, among others, that the JV LIF claims are improper.  On November 13, 2008, certain of those claimants filed, or subsequently joined in, the Motion of the Bank of Nova Scotia, Citibank N.A. and The Ad Hoc Committee of Non-Agent Secured Lenders in the Parnassos and Century-TCI

Facilities for Payment of Bank Lender Post Effective Date Fee Claims and to Compel Compliance of the Plan Administrator (defined in the JV Plan as Adelphia) and the Art with the Third Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code and the Century TCI Stipulation (the “LIF Motion”).  Adelphia and the ART moved to disallow Bank Lender Post-Effective Date Fee Claims against the claimants. The Bankruptcy Court has scheduled an evidentiary hearing on the Motion for December 13, 2010.

If the Bankruptcy Court grants the LIF Motion, the JV LIF may need to be replenished in an amount that satisfies all claims that have been submitted and returns the balance in the JV LIF to $10 million..  In addition, the Bankruptcy Court could determine that the JV LIF must be replenished by the amount of the disputed JV LIF Claims while the dispute is still pending.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART.

5                                          Fair Value of Financial Instruments

As of September 30, 2010, the ART had temporary investments in FDIC insured six-month bank certificates of deposit (“CDs”) which had a carrying value of $75,040,926. The carrying value represents the original investment of $75.0 million, plus accrued interest of $40,926 through September 30, 2010. The carrying value approximates the fair value for these temporary investments as of September 30, 2010. The six-month CDs will mature on various dates in the fourth quarter of 2010 and the first quarter of 2011.

The fair value of the note receivable and accrued interest has been determined using unobservable inputs (i.e. Level 3, as defined in Accounting Standards Codification 820-10) and approximates $4.6 million as of September 30, 2010 and $4.4 million as of December 31, 2009. The fair value was derived by discounting to September 30, 2010 and December 31, 2009 the projected maturity value of the note including accrued interest. The projected maturity values, including interest, were calculated using life expectancy tables. The discount rate is based on the yield on the notes issued by the life insurance companies underwriting the life insurance policies and various risk factors associated with the note.

The carrying values were approximately $6.1 million as of September 30, 2010 and approximately $5.8 million as of December 31, 2009. The note bears 8% simple interest and is recourse only to the proceeds of various life insurance policies on Mr. and Mrs. Leonard Tow totaling approximately $28 million.

6                                          Subsequent Events

Events subsequent to September 30, 2010 have been evaluated through November 12, 2010, the date the accompanying financial statements were issued. Other than as discussed herein, there have been no subsequent events that would be material to the financial statements of the ART, including Cause of Action settlements or judgments or Distributions. The Trustees expect to make a determination regarding a Distribution following court approval of the Bank Litigation settlement but will retain enough cash in reserve to administer the ART and fund the prosecution of the Causes of Action.

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

Distributions will be made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration. The Trustees expect to make a determination regarding a Distribution following court approval of the Bank Litigation settlement but will retain enough cash in reserve to administer the ART and fund the prosecution of the Causes of Action.

As of September 30, 2010, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

CVV Series of Interest:	As of September 30, 2010
Series RF	115,000,000
Series Arahova	722,639,681
Series FrontierVision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2	339,207,075
Series ACC-3	119,430,302
Series ESL (1)	17
Series ACC-4	1,790,968,272
Series ACC-5 (1)	458
Series ACC-6B	150,000,000
Series ACC-6B1 (1)	3
Series ACC-6D	575,000,000
Series ACC-6D1 (1)	229,004
Series ACC-6E/F	935,812,456
Series ACC-6E/F1 (1)	277,210
Series ACC-7	217,022,640
Series ACC-7A (1)	1,537,766,752

(1) For each of these categories of Interests (which include disputed claims), each holder of a disputed claim was awarded one Interest. The number of Interests is expected to change based on the resolution of disputed claims.

Results of Operations

The ART operates pursuant to the Plan and the Declaration. The ART was formed as a Delaware statutory trust to prosecute various claims originally owned by Adelphia and, if any of the prosecutions are successful or are settled in a manner which provides economic benefit to the ART, to distribute excess proceeds over amounts retained to fund the prosecution of the Causes of Action and operations of the ART, to the Holders. The Trustees expect to make a determination regarding a Distribution following court approval of the Bank Litigation settlement but will retain enough cash in reserve to administer the ART and fund the prosecution of the Causes of Action.

Third Quarter 2010 vs Third Quarter 2009

Total revenues consisting solely of interest increased to approximately $165,000 in the third quarter of 2010 from approximately $153,000 in the third quarter of 2009. The increase of approximately $12,000 was caused by an increase in investment yields offset by lower average cash balances in the third quarter of 2010 compared to the third quarter of 2009. The Trust adjusted its investment strategy in the first quarter of 2010 to nominally improve yields as more fully described below under “Financial Condition and Cash Flows”. There were no court approved settlements or related revenues for either the third quarter of 2010 or for the third quarter of 2009.

Total operating expenses for the ART decreased to approximately $8.0 million in the third quarter of 2010 from approximately $11.8 million in the third quarter of 2009. The decrease of approximately $3.8 million was caused by decreased costs associated with professional litigation and general and administrative costs offset by an increase in professional administrative costs in the third quarter of 2010 versus the third quarter of 2009.

Professional litigation costs decreased by approximately $4.0 million in the third quarter of 2010 compared to the third quarter of 2009 due to decreased professional expenses related to the Bank and Prestige Causes of Action.

General and administrative costs decreased by approximately $58,000 in the third quarter of 2010 when compared to the third quarter of 2009. The ART experienced decreased costs of approximately $62,000 in the third quarter of 2010 for the ART tax and SEC filings (“Regulatory Costs”) and insurance costs but had offsetting increased costs of approximately $4,000 for Trustee expenses and other miscellaneous items between the same comparable periods.

Professional administrative costs increased approximately $171,000 in the third quarter of 2010 compared to the third quarter of 2009. The increased costs in the third quarter of 2010 relate primarily to increased legal support costs incurred by the ART to manage trust operations, administrative requirements, for Cause of Action coordination and for regulatory compliance.

As a result of the increase in total revenues of approximately $12,000 and the decrease in total operating expenses of approximately $3.8 million in the third quarter of 2010 compared to the third quarter of 2009, the net loss of approximately $7.8 million for the quarter ended September 30, 2010 was approximately $3.8 million lower than the net loss for the quarter ended September 30, 2009.

Nine months ended September30, 2010 versus the nine months ended September 30, 2009

Total revenues consisting solely of interest decreased to approximately $475,000 for the nine months ended September 30, 2010 from approximately $681,000 for the nine months ended September 30, 2009. The decrease of approximately $206,000 was caused by a reduction in investment yields during the nine months ended September 30, 2010 compared to the nine month period ended September 30, 2009 offset by a higher average cash balance in the nine months period ended September 30, 2010 compared to the nine month period ended September 30, 2009. The Trust adjusted its investment strategy in the first quarter of 2010 to improve yields as more fully described below under “Financial Condition and Cash Flows”. There were no court approved settlements or related revenues for the nine months ended September  30, 2010 or for the nine months ended September 30, 2009.

Total operating expenses for the ART decreased to approximately $24.5 million for the nine months ended September 30, 2010 compared to $28.1 million for the nine months ended September 30, 2009. The decrease of approximately $3.6 million was caused by decreased professional litigation and general and administrative costs offset by increased professional administrative costs between the same comparable periods.

Professional litigation costs decreased approximately $3.9 million for the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009. There were decreased costs for the Bank Cause of Action totaling approximately $3.6 million and for the Prestige Cause of Action totaling approximately $0.3 million. The changes in costs were caused by reduced activity levels related to the Causes of Action.

General and administrative costs decreased approximately $27,000 for the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009. The ART experienced decreased costs of approximately $102,000 for the nine months ended September 30, 2010 for ART Regulatory Costs and approximately $36,000 for insurance costs. This was offset by increased bank fees of approximately $4,000 and Trustee additional service compensation and expenses of approximately $107,000 between the same timeframes.

Professional administrative costs increased approximately $317,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increased costs relate primarily to increased legal support costs incurred by the ART to manage trust operations, administrative requirements, for Cause of Action coordination and for regulatory compliance.

As a result of the decrease in total revenues of approximately $206,000 and the decrease in total operating expenses of approximately $3.6 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, the net loss of approximately $24.1 million for the nine months ended September 30, 2010 was approximately $3.4 million lower than the net loss for the nine months ended September 30, 2009.

Financial Condition and Cash Flows: Liquidity

The ART’s sources of liquidity are from (a) the $25 million transferred to the ART by Adelphia pursuant to the Plan on the Effective Date, (b) the successful resolution of Causes of Action and (c) earnings on invested cash balances. Receipts from these sources are used to pay professional and operating expenses of the ART and to fund Distributions to the Holders after reserving cash required to pay future professional and operating expenses of the ART. The Trustees regularly evaluate the future financial needs of the ART. The Trustees expect to make a determination regarding a Distribution following court approval of the Bank Litigation settlement but will retain enough cash in reserve to administer the ART and fund the prosecution of the Causes of Action.

Based upon cash and cash equivalent balances as of September 30, 2010 totaling approximately $62.7 million and temporary investments totaling approximately $75.0 million along with expected expenses and other potential disbursements, the ART expects to meet its obligations as they come due during the next twelve months. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that cash will be available to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and seeking methods to reduce legal professional and administrative costs are all strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the ART’s ability to maximize recoveries from settlements.

The nature of the ART’s operations does not give rise to capital expenditures and there are no current or expected commitments for capital expenditures in the next twelve months. Should a need for capital expenditures arise, the ART would fund the requirement from existing assets. Additionally, the ART currently has no long-term contracts or other long-term obligations.

Cash and cash equivalent balances at September 30, 2010 of approximately $62.7 million are $101.7 million lower than as of December 31, 2009. This reduction is due to a use of cash and cash equivalents for operating activities of $26.6 million and for investing activities of $75.0 million to purchase CDs with six-month maturity dates. Such CDs are classified as temporary investments. The $26.6 million use of cash for operating activities included a net loss for the nine months ended September 30, 2010 of approximately $24.1 million and a decrease in accrued expenses of approximately $2.7 million. The decrease in accrued expenses is due to the timing of vendor payments. Operating activities include the accrual of interest on a note receivable during the nine months ended September 30, 2010 of approximately $0.3 million and the amortization of prepaid assets of approximately $0.4 million. Investing activities during the nine months ended September 30, 2010 included the investment of $75.0 million of available cash and cash equivalents into CDs with a six-month maturity when purchased. These CDs have a carrying value at September 30, 2010 that includes accrued interest of $40,926.

As of September 30, 2010, the ART has moved a total of $124.0 million of cash and cash equivalents consisting of U.S. Treasury and government agency securities money market fund to three-month and six-month FDIC fully-insured bank CDs in order to improve the yields on invested cash. The $124.0 million of CDs is comprised of $75.0 million of six-month CDs classified as temporary investments and $49.0 million of three-month CDs that remain classified as cash and cash equivalents. The total of $62.7 million in cash and cash equivalents at September 30, 2010 includes the $49.0 million of 3-month CDs and $13.7 million of other investments and accrued interest. The ART considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As such, the three-month CDs have been classified as cash equivalents and the six-month CDs are classified as temporary investments. All investments during the quarter were fully compliant with the ART investment policy.

As discussed further in Note 4 to the unaudited Consolidated Financial Statements, there is an ongoing dispute regarding the Litigation Indemnification Fund created under the Third Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code for Century-TCI Debtors and Parnassos Debtors.  To date, Century-TCI and Parnassos lenders (the “JV Lenders”) have submitted formal claims of approximately $25 million in aggregate (“JV LIF Claims”) in excess of the $10 million initially deposited in the JV LIF and have indicated an intention to submit additional claims in the future. If the Bankruptcy Court finds in favor of the JV Lenders in that dispute, the ART may be required to replenish the JV LIF in an amount that satisfies all pending claims and returns the balance in the fund to $10 million.  In addition, the Bankruptcy Court could determine that the JV LIF must be replenished by the amount of the disputed JV LIF Claims while the dispute is still pending. The ART has adequate liquidity to pay such obligation, if required.

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

The ART invests cash and cash equivalents in either FDIC insured deposit accounts, FDIC insured bank CDs or a money market fund invested in short-term U.S. Treasury and government agency securities including repurchase agreements collateralized fully by U.S. Treasury and government agency securities. The CDs have 3 or 6 month maturity terms and as of September 30, 2010 the money market fund has a 32 day effective maturity for the underlying securities. Interest income from these investments is subject to interest rate fluctuations.

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

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2010. Based on their evaluation, the Trustees and the Trust Administrator concluded that as of September 30, 2010, the ART’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2010, there were no changes in the ART’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the ART’s internal control over financial reporting.

PART II

Item 1	Legal Proceedings

Except as set forth below, there have been no material developments in the legal proceedings described in the ART’s Form 10-K as filed on March 10, 2010 or as updated in the ART’s Form 10-Qs filed on May 7, 2010 and August 9, 2010.

Bank Litigation

On September 22, 2010, the ART announced that it had reached an agreement in principle to settle its claims against all but one Defendant in exchange for a payment of $175 million.  The settlement agreement was executed and effective as of October 25, 2010. The ART filed a motion to approve the settlement, which is scheduled to be heard by United States District Court Judge Lawrence M. McKenna on November 18, 2010.  If the settlement is approved, it will resolve all claims pending in the Bank Litigation, except the ART’s fraudulent conveyance claims against Goldman Sachs arising from Adelphia Communications Corporation’s pre-petition repayment of the Rigases’ personal margin loans. As to the claim against Goldman Sachs, Goldman Sachs’ motion for summary judgment is pending before the Court and is awaiting decision. The settlement also will resolve the ART’s petition for writ of certiorari filed on October 22, 2010, which seeks review of the Second Circuit’s May 26, 2010 order affirming the District Court’s dismissal of certain of the ART’s bankruptcy claims.

Pursuant to the ART’s revenue recognition policy, the ART will not record settlement related revenues or expenses for this matter until the settlement has received court approval. At this time, the ART cannot predict the outcome of these proceedings.

Sabres Litigation

As part of the Bank Litigation settlement, the ART agreed to resolve its claims against Fleet Bank, N.A. in the Sabres Litigation, but not the Trust’s claims against Key Bank, N.A. or HSBC Bank USA, N.A.  If the settlement of the Bank Litigation is approved by the District Court, the ART will seek the dismissal of its claims against Fleet Bank N.A.

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

The FPL action seeks to recover an alleged fraudulent transfer arising out of Adelphia’s repurchase of certain of its stock from FPL in January 1999 for $149.5 million.  Under the current scheduling order, fact discovery is to be completed by May 12, 2011, expert discovery is to be completed by June 30, 2011, and trial is set to begin on September 16, 2011.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Litigation Indemnification Fund Dispute

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

The LIF created under the JV Plan (the “JV LIF”), established in the initial amount of $10 million, was created to fund certain allowable claims for indemnification arising under the Parnassos and Century-TCI prepetition credit facilities.  Subject to certain conditions, the JV LIF is “evergreen”; in other words, the JV Plan provides the JV LIF will be replenished by the ART under certain conditions, such as “upon the receipt . . . of net proceeds of any Designated Litigation” after first deducting any required distribution to the government.

The LIFs created under the Main Plan (the “Main Plan LIFs”) are fixed in amounts and not subject to replenishment.  Because the JV LIF is evergreen, whereas the Main Plan LIFs are capped, the allocation of defense costs among the categories of LIFs is a matter of economic significance.

Century-TCI and Parnassos lenders (the “JV Lenders”) to date have submitted formal claims of approximately $25 million in aggregate (“JV LIF Claims”) in excess of the $10 million initially deposited in the JV Litigation Indemnification Fund (the “JV LIF”) and have indicated an intention to submit additional claims in the future.  Adelphia and the ART have asserted that certain defendants in the Bank Litigation are not entitled to reimbursement from the JV LIF on the basis, among others, that the JV LIF claims are improper.  On November 13, 2008, certain of those claimants filed, or subsequently joined in, the Motion of the Bank of Nova Scotia, Citibank N.A. and The Ad Hoc Committee of Non-Agent Secured Lenders in the Parnassos and Century-TCI Facilities for Payment of Bank Lender Post Effective Date Fee Claims and to Compel Compliance of the Plan Administrator (defined in the JV Plan as Adelphia) and the Art with the Third Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code and the Century TCI Stipulation (the “LIF Motion”).  Adelphia and the ART moved to disallow Bank Lender Post-Effective Date Fee Claims against the claimants. The Bankruptcy Court has scheduled an evidentiary hearing on the Motion for December 13, 2010.

If the Bankruptcy Court grants the LIF Motion, the JV LIF may need to be replenished in an amount that satisfies all claims that have been submitted and returns the balance in the JV LIF to $10 million.  In addition, the Bankruptcy Court could determine that the JV LIF must be replenished by the amount of the disputed JV LIF Claims while the dispute is still pending.

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

Date: November 12, 2010

By: Quest Turnaround Advisors, LLC
as Trust Administrator of the Adelphia Recovery Trust
/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Member