Form 10-K
period 2010-12-31
Adelphia Recovery Trust
filed 2011-03-04
CIK 1433669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

--------$0----------

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Distributions are made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration. On December 21, 2010 the ART made a distribution of $215 million in cash payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. A record date of December 13, 2010 was established by the Trust for purposes of this distribution.

The ART Trustees will continue to retain cash in reserve to administer the ART and fund the prosecution of the Causes of Action and will continue to assess the adequacy of funds held for all potential costs and expenses of the ART and will distribute ART excess assets, if any, to Holders. If and when such future distributions occur, they will be made according to the waterfall priority established in the Plan and discussed herein.

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

Trust Administrator

The Plan Administrator Agreement between Quest and the Debtors provides that the Plan Administrator will, among other things, cause the Debtors to perform bookkeeping, accounting, financial reporting and other administrative functions of the ART, as reasonably requested by the Trustees and necessary or desirable to support the ART. In addition, the Plan Administrator will continue to cause the Debtors to provide support for the Causes of Action, including: maintaining and providing the ART with access to the books, records and other documents of the Debtors and providing the ART with access to those employees of the Debtors that perform such administrative services. The Plan Administrator also supervises the Debtors in performing the foregoing functions for the ART. Finally, the Plan Administrator assists the ART in the preparation of and execution of required reports, forms or applications for filing with the SEC or other governmental authorities.

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

Pursuant to the Plan Administrator Agreement, Quest may be removed as Plan Administrator of the Debtors by the Trustees for cause, upon notice, or without cause, upon 30 days notice. The Trustees may remove Quest as Trust Administrator at any time.

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

The ART may not be successful in litigating the remaining Causes of Action or if the ART is successful, there could be a significant delay before any recovery is obtained and distributed

It is not possible to predict whether any further distributions will be made to the Holders or, if any such distributions are made, the timing and amount of those distributions. The ART will only make distributions to the Holders if and to the extent that it receives proceeds from the Causes of Action or other sources, and then only to the extent that the proceeds from the Causes of Action or other sources exceed any amounts withheld by the Trustees to fund the prosecution of remaining Causes of Action and operations of the ART. There can be no assurance that the ART will obtain a favorable judgment or settlement with respect to any particular Cause of Action. In addition, if there is a recovery, there can be no assurance as to the timing of any such recovery. To the extent the Causes of Action do not ultimately result in a judgment or settlement favorable to the ART, the value of the Interests will decrease.

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

Even if there are additional recoveries from the remaining Causes of Action, there can be no assurances that there will be sufficient funds to make any additional distributions to Holders

Even if the ART obtains a settlement or award based on the Causes of Action, there can be no assurance that the Holders will receive any proceeds from such settlement or award. Prior to Holders receiving any payments, the Trustees will pay all of the expenses of the ART and may set aside funds for future expenses or contingencies of the ART. Furthermore, distributions (if any) to a particular class of Interests is contingent upon payment in full (or in some cases, in part) to classes of Interests with higher distribution priorities.

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

Item 3. Legal Proceedings.

Pending Causes of Action

Goldman Sachs Litigation

On July 6, 2003, the Creditors Committee filed a complaint in the Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) against Adelphia’s pre-petition commercial banks and lenders, Adelphia’s former investment bankers and financial advisors, and assignees of Adelphia’s pre-petition bank debt (the “Bank Litigation”).   The complaint included a claim for intentional fraudulent transfer against Goldman Sachs, Inc. arising from Adelphia Communications Corporation’s pre-petition repayment of the Rigases’ personal margin loans in an amount of approximately $63 million.   On February 9, 2006, the United States District Court for

the Southern District of New York (the “District Court” ) granted a motion filed by certain defendants to withdraw the reference to the Bankruptcy Court.

On May 6, 2009, the Court denied Goldman Sachs’ motion to dismiss.   Goldman Sachs moved for summary judgment on March 2, 2010.   Following argument in August 2010, Goldman supplemented its motion on November 12, 2010.   The motion is under submission to the District Court.

At this time, the ART cannot predict the outcome of the Goldman Sachs Litigation or estimate the possible financial effect of this proceeding on the ART’s financial statements.

Sabres Litigation

The complaint filed in the Bank Litigation included claims for fraudulent conveyance against Key Bank, N.A., Fleet National Bank, and HSBC Bank USA, N.A. (collectively, the “Sabres Banks”) arising from Adelphia’s purchase of and payments on certain loans made by the Sabres Banks to a Rigas Family partnership that owned the Buffalo Sabres hockey team.

On February 17, 2009, the District Court for the Western District of New York issued a final judgment granting a permanent injunction against the prosecution of the fraudulent conveyance claims against the Sabres Banks by the Trust in the Bank Litigation pending in the Southern District of New York.  On February 8, 2011, the Second Circuit affirmed the District Court’s decision.

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

As part of the settlement with Fleet and other defendants in the Bank Litigation, the ART agreed to resolve its claims against Fleet Bank, N.A. in the Sabres Litigation, but not the Trust’s claims against Key Bank, N.A. or HSBC Bank USA, N.A.  Accordingly, the ART is in the process of dismissing its claims against Fleet Bank N.A.

At this time, the ART cannot predict the outcome of the Sabres Litigation against Key Bank, N.A. and HSBC Bank USA, N.A. or estimate the possible financial effect of this proceeding on the ART’s financial statements.

Prestige Litigation

On June 24, 2004, the Creditors’ Committee filed an adversary action against Prestige Communications of NC, Inc., Jonathan J. Oscher, Lorraine Oscher McClain, Robert F. Buckfelder, Buckfelder Investment Trust, and Anverse, Inc. in the Bankruptcy Court for the Southern District of New York.   In a decision dated January 8, 2008, the District Court withdrew the reference to the Bankruptcy Court in the Prestige action and transferred the case to the District Court.

The Prestige action seeks to recover fraudulent transfers in connection with Adelphia’s purchase of the assets of Prestige Communications of N.C., Inc., an acquisition that closed on July 5, 2000, as well as a claim that the owners of the Prestige Cable Systems aided and abetted breaches of fiduciary duty on the part of the Rigas family in connection with the transaction.   Pursuant to the First Modified Fifth Amended Joint Chapter 11 Plan for Adelphia Communications Corporation and Certain of Its Affiliated Debtors (the “Main Plan”), which became effective on February 13, 2007, the claims asserted in the Prestige Litigation were transferred to the ART.  On October 27, 2009, Defendants moved for summary judgment on the ART’s claims.   That motion is pending.   On November 23, 2010, the Court granted the ART’s motion to file a Second Amended Complaint.   The parties are supplementing their summary judgment papers in light of the amendment.  No trial date has been set.

At this time, the ART cannot predict the outcome of the Prestige Litigation or estimate the possible financial effect of this proceeding on the ART’s financial statements.

FPL Litigation

On June 24, 2004, the Creditors’ Committee filed a fraudulent conveyance complaint against FPL Group, Inc. and West Boca Security, Inc. (“FPL”) in the Bankruptcy Court for the Southern District of New York relating to pre-petition transactions.

The FPL action seeks to recover an alleged fraudulent transfer arising out of Adelphia’s repurchase of certain of its stock from FPL in January 1999 for $149.5 million.  Pursuant to the Main Plan, the claims asserted in the FPL Litigation were transferred to the ART.  On January 20, 2011, FPL filed a motion to amend its answer to add a new defense.  The motion was argued on February 23, 2011 and the parties are awaiting a decision by the Court.

Under the current scheduling order, fact discovery was completed on November 12, 2010, expert discovery is to be completed by May 16, 2011, and dispositive motions shall be filed by June 14, 2011.  The trial is presently set to begin on December 6, 2011.

At this time, the ART cannot predict the outcome of the FPL Litigation or estimate the possible financial effect of this proceeding on the ART’s financial statements.

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

Tolled Causes of Action

Buchanan Ingersoll

Adelphia and Buchanan Ingersoll & Rooney P.C. agreed to toll the statute of limitations on any claims between them as of March 26, 2004.  Buchanan Ingersoll & Rooney P.C. was counsel to Adelphia prior to the filing of Adelphia’s bankruptcy petition in June 2002.   That tolling agreement remains in effect and is terminable by either party upon notice.   At this time, the ART cannot predict whether any recovery will be obtained from Buchanan Ingersoll or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Settled Causes of Action

Bank Litigation

The complaint in the Bank Litigation, as subsequently amended, asserted claims seeking (a) recovery as fraudulent transfers of the principal and interest paid by Adelphia to defendants, (b) avoidance as fraudulent obligations of Adelphia’s obligations, if any, to repay the defendants, (c) recovery of damages for fraud and breaches of fiduciary duties to Adelphia and for aiding and abetting fraud and breaches of fiduciary duties by members of the Rigas family relating to Adelphia’s credit facilities, (d) equitable disallowance, subordination or recharacterization of each of the defendants’ claims in

Adelphia’s bankruptcy cases, (e) avoidance and recovery of preferential transfers made to certain defendants shortly prior to Adelphia’s bankruptcy filing, and (f) recovery of damages for violations of the Bank Holding Company Act (“BHCA”).   Claims against several Defendants were dismissed in a June 18, 2008 ruling by the District Court that was affirmed by the Second Circuit on May 26, 2010.

On September 22, 2010, the ART announced that it had reached an agreement in principle to settle its claims against the Agent Bank and Investment Bank Defendants in exchange for a payment of $175 million.  The settlement agreement was executed and effective as of October 25, 2010, and was approved by United States District Court Judge Lawrence M. McKenna on November 18, 2010.  On December 15, 2010, the ART entered into a settlement agreement with the Non-Agent Lenders and Additional Non-Agent Lenders on terms similar to those set forth in the agreement with the Agent Bank and Investment Bank Defendants.  A motion to approve the settlement agreement with the Non-Agent Lenders and Additional Non-Agent Lenders was filed with the District Court and was approved by United States District Court Judge Lawrence M. McKenna on February 14, 2011.

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

On October 26-30, 2009, the Bankruptcy Court conducted a trial on the sole issue of Adelphia’s claim to equitably subordinate or disallow the Motorola claim against the estate.  Before the Bankruptcy Court issued its decision, a settlement was reached among ART, Adelphia, and Motorola.   The Bankruptcy Court entered an order approving the settlement on December 14, 2009.   Pursuant to the settlement, Motorola made a payment of $40 million to the ART on December 29, 2009. In connection with the settlement with Motorola, the ART issued a total of 57,274,499 ACC-2 Interests to Bear, Stearns & Co. Inc., DK Acquisition Partners L.P. and Varde Investment Partners, L.P. on December 30, 2009.

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

Rosensweig and Tow Litigation

On August 3, 2007, the ART announced the settlement of various pending adversary actions and bankruptcy claims pending in the Bankruptcy Court for the Southern District of New York involving Leonard Tow, his wife, and David Rosensweig, the Trustee of two trusts created in connection with Tow’s exercise of his right to terminate his employment as the Chief Executive Officer of Century Communications Corporation when Adelphia acquired Century in 1999. The settlement provided for a cash payment to the ART of approximately $15.8 million and an interest-bearing note in the principal amount of approximately $4.9 million issued by Adelphia with simple, non-compounding, interest thereon at the rate of 8%. That note is recourse only to Adelphia’s proceeds from life insurance policies on the lives of Mr. Tow and his wife, the proceeds of which policy shall not be paid until the death of the last to die of Mr. Tow and his wife. The Bankruptcy Court entered an order approving the settlement on September 6, 2007.

Contingent Liabilities

Litigation Indemnification Fund Litigation

Pursuant to the Third Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code for Century-TCI Debtors and Parnassos Debtors (the “JV Plan”), which became effective on July 31, 2006; the Main Plan, which became effective on February 13, 2007; and certain other orders entered by the Bankruptcy Court, litigation indemnification funds (each, a “LIF”) were created to provide certain defendants in the Bank Litigation (see above) provisional and conditional reimbursement of legal fees and expenses expected to be incurred in connection with defending litigation involving certain credit facilities.

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

Certain entities (the “JV Claimants”) have submitted formal claims that to date aggregate approximately $26 million in excess of the $10 million initially deposited in the JV Litigation Indemnification Fund, and have indicated an intention to submit additional claims in the future.  Adelphia and the ART have asserted that the JV LIF claims are improper.

On November 13, 2008, certain of the JV claimants filed, or subsequently joined in, the Motion of the Bank of Nova Scotia, Citibank N.A. and The Ad Hoc Committee of Non-Agent Secured Lenders in the Parnassos and Century-TCI Facilities for Payment of Bank Lender Post Effective Date Fee Claims and to Compel Compliance of the Plan Administrator (defined in the JV Plan as Adelphia) and the Art with the Third Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code and the Century TCI

Stipulation (the “LIF Motion”).  Adelphia and the ART moved to disallow Bank Lender Post-Effective Date Fee Claims against the claimants.

On April 16, 2010, Adelphia and the ART filed a motion seeking Bankruptcy Court approval of a Stipulation and Consent Order by and among Adelphia, the ART, and claimant Societe Generale, S.A. resolving both motions as to Societe Generale, S.A.  The Bankruptcy Court approved the Stipulation and Consent Order on May 7, 2010.   The motions remain pending as to the other claimants.

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

As of December 31, 2010, the approximate number of record holders in each class of Interests was as follows:

Holders
Class	(#)
RF	1
Arahova	59
FrontierVision	15
FPL	4
Olympus	13
ESL	1
ACC-1	85
ACC-2	188
ACC-3	29
ACC-4	62
ACC-5	1
ACC-6B	32
ACC-6B1	1
ACC-6D	44
ACC-6D1	2
ACC-6E/F	48
ACC-6E/F1	3
ACC-7	2,662
ACC-7A	28
Total	3,278

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

**   Subsidiary-preexisting equity claims

(1)      For each of these categories of Interests, each holder of a disputed claim was awarded one unit

Each class of Interest has a different distribution priority. As set forth in the distribution priority waterfall below, distributions (if any) to certain classes of Interests are contingent upon payment in full (or in some cases, in part) to classes of Interests with higher distribution priorities. In connection with a distribution, Holders are entitled to receive their pro rata portion of a stated amount and dividends on such stated amount, the rate of which is set forth in the Plan for each class of Interests. However, Holders of CVV Series RF Interests, CVV Series ACC-6B, CVV Series ACC-6B1, CVV Series ACC-6D, CVV Series ACC-6D1, CVV Series ACC-6E/F, CVV Series ACC-6E/F1, CVV Series  ACC-7 and CVV Series ACC-7A Interests do not earn dividends on their stated amount. A schedule summarizing the distribution priority waterfall is set forth below and should be read in conjunction with the Interest Holder distribution data on page 19.

ART DISTRIBUTION WATERFALL (1)

December 31, 2010

Remaining Aggregate Distribution (2)	Distribution Description (3)	ART Distribution Recipient

Up to 15,000,000	Until RF holders have received an aggregate $115 million	Series RF	50.00%
		Series Arahova	22.94%
		Series ACC-1	21.36%
		Series Olympus	2.50%
		Series FrontierVision	1.25%
		Series ACC-2	1.12%
		Series ACC-3	0.45%
		Series FPL	0.38%

15,000,001 - 357,000,000	Until Series Olympus has received aggregate distributions of $16 million plus the Olympus Fees, plus accrued post-Effective Date dividends	Series Arahova	45.87%
		Series ACC-1	42.73%
		Series Olympus	5.00%
		Series FrontierVision	2.50%
		Series ACC-2	2.25%
		Series ACC-3	0.90%
		Series FPL	0.75%

357,000,001 - 950,000,000	Until cumulative distribution is $1,165 million	Series Arahova	48.37%
		Series ACC-1	45.06%
		Series FrontierVision	2.50%
		Series ACC-2	2.37%
		Series ACC-3	0.95%
		Series FPL	0.75%

950,000,001 - 3,744,000,000	Until Series Arahova has received $625 million plus the Arahova Fees plus accrued post-Effective Date dividends	Series ACC-1	76.60%
		Series Arahova	14.51%
		Series ACC-2	4.03%
		Series FrontierVision	2.50%
		Series ACC-3	1.61%
		Series FPL	0.75%

3,744,000,001 - 4,424,000,000	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends (ACC-1 paid in full)	Series ACC-1	90.11%
		Series ACC-2	4.74%
		Series FrontierVision	2.50%
		Series ACC-3	1.90%
		Series FPL	0.75%

4,424,000,001 - 4,474,000,000	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends	Series ACC-2	69.10%
		Series ACC-3	27.65%
		Series FrontierVision	2.50%
		Series FPL	0.75%

4,474,000,001 - 4,496,000,000	Until Series FrontierVision has received aggregate distributions of $85 million plus 80% of the FrontierVision Fees, plus accrued post-Effective Date dividends	Series ACC-2	69.63%
		Series ACC-3	27.87%
		Series FrontierVision	2.50%

4,496,000,001 - 4,567,000,000

Until the holders of Claims in Class ACC Notes and in Classes ACC Trade and ACC Other Unsecured have been paid in full including Case Contract Interest (ACC Notes) and Case 8% Interest (ACC Trade and ACC Other Unsecured) and accrued post-Effective Date dividends

		Series ACC-2 Series ACC-3	71.42 28.58	% %

4,567,000,001 - 4,626,000,000	Until the additional distribution to the Series Arahova Interests equals $50 million plus accrued post-Effective Date dividends at a rate of 5% per annum	Series Arahova	100.00%

Not Quantifiable	Until ESL holders have received Payment in Full of their Claims and Case 8% interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-4 holders have received the full amount of their Allowed Claims plus Case Contract Interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-5 holders have received the full amount of their Allowed Claims plus Case 8% interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-6 holders receive distributions in accordance with the relative priorities established by the Liquidation Preferences governing the shares of ACC Preferred Stock and the Bankruptcy Code

Not Quantifiable	Each ACC-7 holder is entitled to receive a pro rata share of any distributions remaining

(1) Capitalized terms used but not otherwise defined have the respective meaning given to them under the Plan. Remaining aggregate distributions and ART distribution percentages are as of December 31, 2010.

(2) Pursuant to the terms of the Plan, certain series of Interests are entitled to post-Effective Date dividends on certain amounts due to the corresponding class of claims. For purposes of calculating the reference amount on which post-Effective Date dividends accrue, the distribution of the true-up Holdback is treated as if it occurred on the Effective Date.  Remaining aggregate distributions have been reduced as a result of the $215 million cash distribution to certain CVV Holders as of December 21, 2010 and the establishment of reserves totaling $10.9 million for Settlement Party Fee Claims and FPL Fee Claims over the Allowed claim amounts pursuant to the Court’s directive in its Decision and Order on Estate’s Payment of Non-Fiduciary Professional Fees entered November 18, 2010.  Such excess reserves shall be distributed to the Class whose Effective Date distributions were reduced by the Settlement Party Fee Claims and FPL Fee Claims in accordance with the Plan.

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

Distributions are made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration. On December 21, 2010 the ART made a distribution of $215 million in cash payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. A record date of December 13, 2010 was established by the Trust for purposes of this distribution.

The ART Trustees will continue to retain cash in reserve to administer the ART and fund the prosecution of the Causes of Action and will continue to assess the adequacy of funds held for all potential costs and expenses of the ART and will distribute ART excess assets, if any, to Holders. If and when such future distributions occur, they will be made according to the waterfall priority established in the Plan and discussed herein.

Interest Holder Distributions

On December 21, 2010 the ART made a distribution of $215 million in cash payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. A record date of December 13, 2010 was established by the Trust for purposes of this distribution. The per Interest distribution amount is as follows:

Adelphia Recovery Trust

$215 Million Cash Distribution per Interest to Holders of Record as of December 13, 2010

DISTRIBUTION PER INTEREST:

		Column A		Column B		Column C
	CUSIP Number	Distribution Amount per Interest		Number of Interests		Total Distribution Amount
CVV Series RF	00685R 84 7	$0.9347826087	x	115,000,000	=	$107,500,000
CVV Series Arahova Interests	00685R 10 2	$0.0682420833	x	722,639,681	=	$49,314,437
CVV Series FrontierVision Interests	00685R 20 1	$0.0310334869	x	86,600,001	=	$2,687,500
CVV Series FPL Interests	00685R 86 2	$0.0316176438	x	25,575,129	=	$808,625
CVV Series Olympus Interests	00685R 30 0	$0.3161764520	x	17,000,001	=	$5,375,000
CVV Series ACC-1 Interests	00685R 40 9	$0.0094904181	x	4,839,988,165	=	$45,933,511
CVV Series ACC-2 Interests	00685R 50 8	$0.0071185180	x	339,207,075	=	$2,414,653
CVV Series ACC-3 Interests	00685R 60 7	$0.0080906961	x	119,430,302	=	$966,274
CVV Series ESL Interests	00685R 85 4	$0	x	17	=	$0
CVV Series ACC-4 Interests	00685R 70 6	$0	x	1,790,968,272	=	$0
CVV Series ACC-5 Interests	00685R 80 5	$0	x	458	=	$0
CVV Series ACC-6B Interests	00685R 83 9	$0	x	150,000,000	=	$0
CVV Series ACC-6B1 Interests	00685R 82 1	$0	x	3	=	$0
CVV Series ACC-6D Interests	00685R 81 3	$0	x	575,000,000	=	$0
CVV Series ACC-6D1 Interests	00685R 79 7	$0	x	229,004	=	$0
CVV Series ACC-6E/F Interests	00685R 78 9	$0	x	935,812,456	=	$0
CVV Series ACC-6E/F1 Interests	00685R 77 1	$0	x	277,210	=	$0
CVV Series ACC-7 Interests	00685R 87 0	$0	x	217,022,640	=	$0
CVV Series ACC-7A Interests	00685R 76 3	$0	x	1,537,766,752	=	$0

TOTALS				11,472,517,166		$215,000,000

Item 6. Selected Financial Data.

Selected Financial Data

The Selected Financial Data should be read in conjunction with the financial statements and related notes, which are included in Item 8 below, and “Management’s Discussion and Analysis of Financial Statements and Results of Operations” included in Item 7.

Summary of Changes in Net Assets

(millions)	For the year ended December 31, 2010	For the year ended December 31, 2009	For year ended December 31, 2008

Net assets, beginning of year	$167.4	$166.3	$188.0

Revenues	175.6	40.8	5.9
Expenses	37.0	39.7	27.6
Net income (loss)	138.6	1.1	(21.7)
Distributions to Interest Holders	215.0	0.0	0.0

Net assets, end of year	$91.0	$167.4	$166.3

Summary of Balance Sheet Items

(millions)	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008

Total assets	$92.9	$170.7	$166.8
Total liabilities	1.9	3.3	0.5
Net assets	$91.0	$167.4	$166.3

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

As set forth in the Plan and the Declaration of Trust for the ART, as amended (the “Declaration”), the ART is administered by five Trustees. These Trustees are authorized to carry out the purposes of the ART. In particular, the Trustees are responsible for protecting, maintaining, liquidating to cash and maximizing the value of the Causes of Action contributed to the ART, whether by litigation, settlement or otherwise. The recoveries from settled Causes of Action and preferences from the Effective Date through December 31, 2010 have amounted to $404.6 million.  The recoveries from settled Causes of Action and preferences for the years ended December 31, 2010 and 2009 and for the period from February 13, 2007 to December 31, 2008 are set forth below (all amounts in millions).

			For the period from
			February 13, 2007
	Year ended	Year ended	(date established) to
(millions)	December 31, 2010	December 31, 2009	December 31, 2008

Bank	$175.0	$0.0	$0.0
Motorola	0.0	40.0	0.0
Tow / Rosenweig	0.0	0.0	20.9
Deloitte	0.0	0.0	167.5
Various preference claims	0.0	0.0	1.2
Total	$175.0	$40.0	$189.6

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

Distributions are made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration. On December 21, 2010 the ART made a distribution of $215 million in cash payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. A record date of December 13, 2010 was established by the Trust for purposes of this distribution.

The ART Trustees will continue to retain cash in reserve to administer the ART and fund the prosecution of the Causes of Action and will continue to assess the adequacy of funds held for all potential costs and expenses of the ART and will distribute the ART’s excess assets, if any, to Holders. If and when such future distributions occur, they will be made according to the waterfall priority established in the Plan and discussed herein.

As of December 31, 2010, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

CVV Series of Interest:	As of December 31, 2010
Series RF	115,000,000
Series Arahova	722,639,681
Series FrontierVision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2	339,207,075
Series ACC-3	119,430,302
Series ESL (1)	17
Series ACC-4	1,790,968,272
Series ACC-5 (1)	458
Series ACC-6B	150,000,000
Series ACC-6B1 (1)	3
Series ACC-6D	575,000,000
Series ACC-6D1 (1)	229,004
Series ACC-6E/F	935,812,456
Series ACC-6E/F1 (1)	277,210
Series ACC-7	217,022,640
Series ACC-7A (1)	1,537,766,752

(1) For each of these categories of Interests (which include disputed claims), each holder of a disputed claim was awarded one Interest. The number of Interests is expected to change based on the resolution of disputed claims.

Results of Operations

Year ended December 31, 2010 versus year ended December 31, 2009

Total revenues as set forth below, increased to $175.6 million in 2010 compared to $40.8 million in 2009 due to the settlement of the Bank Cause of Action. Settlement recoveries should not be considered as an indicator of future revenue performance of the ART as the ART’s revenue derived from Cause of Action settlements, if they occur, will be highly variable and unpredictable. The related legal proceedings could continue for years.

	For the year ended	For the year ended
(millions)	December 31, 2010	December 31, 2009

Revenues
Litigation - court approved settlements	$175.0	$40.0
Litigation - other settlements	—	—
Interest income	0.6	0.8
Total revenues	$175.6	$40.8

Settlement revenues in 2010 were $175.0 million compared to settlement revenues of $40.0 million in 2009. In 2010, revenue from recoveries increased by $135.0 million due to the settlement of the Bank Cause of Action discussed in Item 3 above. The Bank Cause of Action had been in process since the Effective Date and was settled in December 2010.  In 2009 there was one settlement between the ART and Motorola for $40.0 million. There were no preference recoveries in either year.

As of the date of this Form 10-K, there remain other Causes of Action as described in Item 3 of this Form 10-K. At this time there is no way to estimate or project the timing or amount of potential recoveries or whether there will be any recoveries from those Causes of Action.

Both 2010 and 2009 include interest income from invested cash balances. Interest totaled $0.6 million in 2010 which has decreased from $0.8 million in 2009 due to lower average invested cash balances in 2010 and due to reductions in investment yields. Investment yield reductions were expected due to global and domestic economic trends and conditions and were not caused by a change in investment strategy or policy of the ART.

Operating expenses of the ART as set forth below, decreased in 2010 to $37.0 million from $39.7 million in 2009. The $2.7 million decrease was due to reduced professional litigation expenses from pursuing Causes of Action in 2010 offset by an increase in professional administrative expenses.

	For the year ended	For the year ended
(millions)	December 31, 2010	December 31, 2009

Operating expenses
General and administrative expenses	$2.1	$2.1
Professional expenses - litigation	34.2	37.3
Professional expenses - administrative	0.7	0.3
Total operating expenses	$37.0	$39.7

Professional litigation expenses decreased overall in 2010 by $3.1 million to $34.2 million from $37.3 million in 2009 primarily due to a decrease of $5.3 million in expenses related to the prosecution of the Prestige, Bank and Motorola Causes of Action. The decrease was offset by increased costs in 2010 from 2009 of $2.2 million for the FPL and other miscellaneous tolled and active Causes of Action of the ART.

Professional administrative expenses increased in 2010 by $0.4 million to $0.7 from $0.3 million in 2009. The increase is due to increased professional time and resources required for SEC and tax compliance as well as ART governance in 2010.

General and administrative expenses were $2.1 million in 2010 and 2009. The general and administrative category includes costs for insurance, Trustee compensation and expenses as well as the costs for the ART annual audit and quarterly reviews.

Costs and expenses may not be indicative of future expenses.

The net income for the year ended December 31, 2010 of $138.6 million is $137.5 million more than the 2009 net income of $1.1 million. The year over year improvement is primarily related to the increased settlement revenues in 2010 of $135.0 million. The remaining improvement was caused by reduced operating expenses of $2.7 million offset by reduced investment income of $0.2 million, all as discussed in more detail above.

Year ended December 31, 2009 versus year ended December 31, 2008

Total revenues as set forth below, increased to $40.8 million in 2009 compared to $5.9 million in 2008 due to the settlement of the Motorola Cause of Action.

	For the year ended	For year ended
(millions)	December 31, 2009	December 31, 2008

Revenues
Litigation - court approved settlements	$40.0	$0.2
Litigation - other settlements	—	1.2
Interest income	0.8	4.5
Total revenues	$40.8	$5.9

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

Both 2009 and 2008 include interest income from invested cash balances. Interest totaled $0.8 million in 2009 which has decreased from $4.5 million in 2008 due to lower average invested cash balances in 2009 and due to significant reductions in investment yields. Investment yield reductions were expected due to global and domestic economic trends and conditions and were not caused by a change in investment strategy or policy of the ART.

Operating expenses of the ART as set forth below, increased in 2009 to $39.7 million from $27.6 million in 2008. The increase was due to increased professional litigation expenses from pursuing Causes of Action in 2009 offset by reductions in both general and administrative and professional administrative expenses.

	For the year ended	For year ended
(millions)	December 31, 2009	December 31, 2008

Operating expenses
General and administrative expenses	$2.1	$2.4
Professional expenses - litigation	37.3	23.2
Professional expenses - administrative	0.3	2.0
Total operating expenses	$39.7	$27.6

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

Costs and expenses may not be indicative of future expenses.

The net income for the year ended December 31, 2009 of $1.1 million is $22.8 million more than the 2008 net loss of $21.7 million. The significant difference is related to the increased settlement revenues in 2009 vs 2008 of $38.6 million offset by decreased investment income of $3.7 million and increased operating expenses of $12.1 million in 2009, all as discussed in more detail above.

Financial Condition and Cash Flows

The ART’s sources of liquidity result from (a) the $25 million transferred to the ART by Adelphia pursuant to the Plan on the Effective Date, (b) the successful resolution of Causes of Action and (c) earnings on invested cash balances. Receipts from these sources are used to pay professional and operating expenses of the ART and as distributions to the Holders after reserving cash required to pay future professional and operating expenses of the ART. After careful evaluation of future needs the Trustees have determined that the present best course of action is to retain the existing cash and investments in reserve to administer the ART and fund the prosecution of the Causes of Action. Existing cash is invested in either FDIC insured accounts or a money market fund invested in short-term U.S. Treasury and government agency securities, including repurchase agreements collateralized fully by U.S. Treasury and government agency securities.

Given December 31, 2010 balances of cash and cash equivalents totaling approximately $21.9 million and temporary investments totaling $64.8 million, the ART does not expect a deficiency in liquidity in the next twelve months from expected expenses and other potential disbursements. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that current liquidity will be adequate to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and or seeking methods to reduce legal professional and administrative costs are all strategies that could be undertaken to address liquidity issues should they arise.

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

Cash and cash equivalent balances at December 31, 2010 of approximately $21.9 million have decreased approximately $142.4 million from the balance at December 31, 2009. Cash and cash equivalent balances were increased approximately $137.4 million over that period from operating activities but were decreased by approximately $64.8 million from investing activities and approximately $215.0 million from financing activities.

Operating activities included net income for the year ended December 31, 2010 of approximately $138.7 million offset by cash required from operating activities of approximately $1.3 million. The cash required from operating activities consisted of $1.4 million in payment of accrued expenses, the accrual of interest on a settlement receivable for $0.4 million offset by prepaid asset amortization of $0.5 million.

Investing activities during 2010 included the investment of available cash and cash equivalents into bank certificates of deposit ( “CDs” ) with a six-month maturity when purchased in order to maximize interest income for the ART. The net value of these investments at December 31, 2010 including accrued interest was $64.8 million consisting of $64,754,000 of principal and $54,133 of accrued interest.

During 2010, the ART invested a total of $320.0 million of cash and cash equivalents from the U.S. Treasury and government agency securities money market fund to three-month and six-month FDIC fully-insured bank CDs in order to improve the yields on invested cash. The $320.0 million of initial investment in CDs is comprised of $148.0 million of initial investments in six-month CDs classified as temporary investments at the time of purchase until maturity and $172.0 million of initial investments in three-month CDs classified as cash and cash equivalents. The total of $21.9 million in cash and cash equivalents at December 31, 2010 includes the $21.0 million of outstanding 3-month CDs and $0.9 million of other investments and accrued interest. The total of $64.8 million in temporary investments at December 31, 2010 consists of $64.8 million in outstanding 6-month CDs and accrued interest. The ART considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As such, the three-month CDs have been classified as cash equivalents and the six-month CDs are classified as temporary investments. All investments during the year were fully compliant with the ART investment policy.

Financing activities included a use of ART cash and cash equivalents to fund a distribution to ART Interest Holders. Distributions are made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration. On December 21, 2010 the ART made a distribution of $215 million in cash payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. A record date of December 13, 2010 was established by the Trust for purposes of this distribution.

As discussed further in Note 8 to the audited Financial Statements, there is an ongoing dispute regarding the Litigation Indemnification Fund created under the Third Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code for Century-TCI

Debtors and Parnassos Debtors.  Through December 31, 2010, Century-TCI and Parnassos lenders (the “JV Lenders”) have submitted formal claims of approximately $25 million in aggregate (“JV LIF Claims”) in excess of the $10 million initially deposited in the JV LIF and have indicated an intention to submit additional claims in the future. If the Bankruptcy Court finds in favor of the JV Lenders in that dispute, the ART may be required to replenish the JV LIF in an amount that satisfies all pending claims and returns the balance in the fund to $10 million.  In addition, the Bankruptcy Court could determine that the JV LIF must be replenished by the amount of the disputed JV LIF Claims while the dispute is still pending. The ART has adequate liquidity to pay such obligation, if required.

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

Fair value estimates

As noted in the footnotes to the financial statements, the ART has assessed the fair value of its note receivable and accrued interest to be $4.5 million as of December 31, 2010. The market value of the note receivable was calculated using a discounted cash flow model. The discount rate was derived using the published yield on the 7 and 10 year benchmark U.S. Treasury bond plus the average reported spread on certain public unsecured bonds of the life insurance companies that provided the Tow life insurance policies, the proceeds from which will pay the note and interest. The maturity date was derived using the life expectancy of the Tow’s based on the 2006 Period Life Table published by the Social Security Administration.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The ART invests cash and cash equivalents in either FDIC insured deposit accounts, FDIC insured CDs or a money market fund invested in short-term U.S. Treasury and government agency securities, including repurchase agreements collateralized fully by U.S. Treasury and government agency securities. The money market fund has a 38 day effective average maturity for the underlying securities. Interest income is subject to interest rate fluctuations.

Item 8. Financial Statements and Supplementary Data.

Adelphia Recovery Trust

Index to Financial Statements

Financial Statements

REPORT OF J.H. COHN LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees of

Adelphia Recovery Trust

We have audited the accompanying balance sheet of Adelphia Recovery Trust (the “ART”) as of December 31, 2010, and the related statements of operations and changes in net assets and cash flows for the  year then ended.  These financial statements are the responsibility of the ART’s Trustees.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The ART is not required to have, nor were we engaged to perform, an audit of the ART’s internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the ART’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the ART’s Trustees, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the ART as of December 31, 2010, and its results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Glastonbury, Connecticut
March 4, 2011

REPORT OF UHY LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees of the

Adelphia Recovery Trust

We have audited the accompanying balance sheet of the Adelphia Recovery Trust (the “ART”) as of December 31, 2009, and the related statements of operations and changes in net assets, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the ART’s Trustees.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the ART as of December 31, 2009 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

New Haven, Connecticut
March 10, 2010

Adelphia Recovery Trust

Balance Sheets

	As of December 31, 2010	As of December 31, 2009

Assets
Cash and cash equivalents	$21,887,750	$164,327,745
Temporary investments	64,808,133	—
Prepaid assets	68,613	611,363
Note and accrued interest receivable	6,168,829	5,778,805
Total assets	$92,933,325	$170,717,913

Liabilities and net assets
Liabilites and accrued expenses	$1,886,181	$3,311,521
Total liabilities	1,886,181	3,311,521
Contingencies
Net assets	91,047,144	167,406,392

Total liabilities and net assets	$92,933,325	$170,717,913

See accompanying notes to financial statements.

Adelphia Recovery Trust

Statements of Operations and Changes in Net Assets

	For the year ended December 31, 2010	For the year ended December 31, 2009	For year ended December 31, 2008

Revenues
Litigation - court approved settlements	$174,977,087	$40,000,000	$200,206
Litigation - other settlements	—	—	1,160,194
Interest income	622,868	807,190	4,506,460
Total revenues	175,599,955	40,807,190	5,866,860

Operating expenses
General and administrative expenses	2,087,568	2,089,464	2,434,354
Professional expenses - litigation	34,178,545	37,255,189	23,138,236
Professional expenses - administrative	693,090	325,762	2,012,851
Total operating expenses	36,959,203	39,670,415	27,585,441

Net income (loss)	138,640,752	1,136,775	(21,718,581)

Net assets, beginning of year	167,406,392	166,269,617	187,988,198

Interest holder distributions	(215,000,000)	—	—

Net assets, end of year	$91,047,144	$167,406,392	$166,269,617

See accompanying notes to financial statements.

Adelphia Recovery Trust

Statements of Cash Flows

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008

Operating activities
Net income (loss)	$138,640,752	$1,136,775	$(21,718,581)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Prepaid assets	542,750	(237,007)	(249,686)
Note and accrued interest receivable	(390,024)	(390,024)	(390,024)
Accrued expenses	(1,425,340)	2,760,650	(6,268,931)
Net cash provided (used) by operating activities	137,368,138	3,270,394	(28,627,222)

Investing activities
Purchase of temporary investments and accrued interest	(64,808,133)	—	—
Net cash used by investing activities	(64,808,133)	—	—

Financing activities
Interest holder distributions	(215,000,000)	—	—
Net cash used by financing activities	(215,000,000)	—	—

Net change in cash and cash equivalents	(142,439,995)	3,270,394	(28,627,222)
Cash and cash equivalents, beginning of year	164,327,745	161,057,351	189,684,573
Cash and cash equivalents, end of year	$21,887,750	$164,327,745	$161,057,351

See accompanying notes to financial statements

Adelphia Recovery Trust

Notes to Financial Statements

December 31, 2010

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

The ART is administered by five individual trustees (the “Trustees”) who were appointed by creditors of the Adelphia estate. The ART had no employees through December 31, 2010. The Trustees engage third party professionals and others including a trust administrator (the “Trust Administrator”), which along with Adelphia, assist the Trustees in administering the activities of the ART. The Trustees have the duty and authority to take actions necessary to protect, maintain, liquidate to cash and maximize the Causes of Action, whether by litigation, settlement or otherwise.  The time frame for ultimate resolution of any of the Causes of Action cannot be estimated. For a description of the ongoing Causes of Action see Note 7.

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

The distribution of any net proceeds from settlements or judgments are made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration. On December 21, 2010 the ART made a distribution of $215 million in cash to the Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. A record date of December 13, 2010 was established by the Trust for purposes of this distribution.

The ART Trustees will continue to retain cash and other liquid assets sufficient to administer the ART and fund the prosecution of the Causes of Action. Further, the Trustees will continue to assess the adequacy of funds held for all potential costs and expenses of the ART and will distribute ART excess assets, if any, to the Holders. If and when such future distributions occur, they will be made according to the waterfall priority established in the Plan.

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

Cash and Cash Equivalents, and Temporary Investments

The ART considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are held in the trust department of a financial institution. The amount on deposit does not exceed the federally insured limit. As of December 31, 2010 and 2009 all cash equivalents consist of bank deposits, bank CDs or money market funds which are invested in US Government Treasury obligations in accordance with the ART investment policy.

Substantially all Temporary Investments consist of CDs with maturity dates in excess of 90 days when purchased. Such investments are stated at cost and accrued interest.

Income Taxes

The ART is not subject to federal or state income taxes. The ART is not aware of any transactions or events up to and including December 31, 2010 that would subject it to federal or state income taxes. Further, the ART has no unrecognized income tax benefits as of December 31, 2010 and 2009 nor are there any amounts required to be included in the financial statements for interest or penalties on unrecognized income tax benefits.

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

As of December 31, 2010 and 2009 the net tax basis of the ART is approximately $367.8 million and $508.5 million higher than the reported amount of net assets in the ART financial statements.

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

3.            Notes Receivable

On August 3, 2007 the ART settled a Cause of Action and received an unsecured note bearing simple (non-compounding) interest, at a rate of 8%, in the principal amount of $4,875,250. The Court approved the settlement of that Cause of Action on September 6, 2007. The note is recourse only to the future proceeds of approximately $27 million from life insurance policies on the lives of Mr. Leonard Tow and his wife.  A portion of the proceeds from a first to die rider on one policy shall be paid on the first to die of Mr. Tow and his wife.  The remaining proceeds shall not be paid until the death of the last to die of Mr. Tow and his wife. Payment of the principal and interest is not expected before December 31, 2011.  As of December 31, 2010, and 2009 the balance under the note was $6,168,829 and $5,778,805 respectively comprised of the principal amount of the note and accrued interest of $1,293,579 and $903,555 respectively. Principal and accrued interest are considered fully collectable

4.                                       Other Related Party Transactions and Prepaid Expenses

In 2009 the ART elected to pre-pay director and officer insurance premiums in the amount of $817,594. In each of 2010 and 2009 the ART elected to pre-pay $30,000 in bank fees. The remaining prepaid portion of these costs as of December 31, 2010 and December 31, 2009 was $68,613 and $611,363 respectively.

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

5.            Fair Value of Financial Instruments

As of December 31, 2010 and 2009 the fair value of cash and cash equivalents, and accrued expenses approximate their carrying values.

As of December 31, 2010, the ART had temporary investments in FDIC insured six-month bank certificates of deposit (“CDs”) which had a carrying value of $64,808,133. The carrying value represents the original investment of

$64,754,000, plus accrued interest of $54,133 through December 31, 2010. The carrying value approximates the fair value for these temporary investments as of December 31, 2010. The six-month CDs will mature on various dates in the first quarter of 2011.

The fair value of the note receivable and accrued interest has been determined using unobservable inputs (i.e. Level 3, as defined in Accounting Standards Codification 820-10) and approximates $4.5 million as of December 31, 2010 and $4.4 million as of December 31, 2009. The fair value was derived by discounting to December 31, 2010 and December 31, 2009 the projected maturity value of the note including accrued interest. The projected maturity values, including interest, were calculated using life expectancy tables. The discount rate is based on the yield on the notes issued by the life insurance companies underwriting the life insurance policies and various risk factors associated with the note.

The carrying values were approximately $6.2 million as of December 31, 2010 and approximately $5.8 million as of December 31, 2009. The note bears 8% simple interest and is recourse only to the proceeds of various life insurance policies on Mr. and Mrs. Leonard Tow totaling approximately $27 million.

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

Under an agreement with the Official Committee of Unsecured Creditors of Adelphia Communications Corporation and all of its Affiliated Debtors-In-Possession (the “Creditors Committee”), in 2010  each of the five Trustees received annual base compensation of $175,000 paid at the beginning of each quarter in the amount of $43,750.  The Trustees may award reasonable additional service compensation (“Additional Service Compensation”) to any Trustee for additional service to the ART. The aggregate amount of Additional Service Compensation distributed to all Trustees as a group in a year may not exceed $350,000. The amounts paid and expensed as Additional Service Compensation in 2010 totaled $305,000. This was authorized and paid in 2010 for Trustee services rendered in 2009.  As of the date of this report $350,000 of Additional Service Compensation was awarded for 2010 service. The decision and obligation to award Additional Service Compensation and the related payment were both finalized after December 31, 2010 and thus will be expensed in 2011.

Incentive Compensation (“Incentive Compensation”) may be awarded in conjunction with the termination of the ART, based on the amount of aggregate distributions to the Holders over the existence of the ART. The Incentive Compensation for each Trustee shall equal (A + B - (C)) divided by 5, where:

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

Incentive Compensation for a Trustee shall never be less than zero. That is, the Base Compensation and the Additional Service Compensation shall be retained by the Trustees regardless of whether any Incentive Compensation is due. The ART currently has no Incentive Compensation liability based on ART distributions through December 31, 2010.

7.             Causes of Action (To be Completed)

Pending Causes of Action

Goldman Sachs Litigation

On July 6, 2003, the Creditors Committee filed a complaint in the Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) against Adelphia’s pre-petition commercial banks and lenders, Adelphia’s former investment bankers and financial advisors, and assignees of Adelphia’s pre-petition bank debt (the “Bank Litigation”).   The complaint included a claim for intentional fraudulent transfer against Goldman Sachs, Inc. arising from Adelphia Communications Corporation’s pre-petition repayment of the Rigases’ personal margin loans in an amount of approximately $63 million.   On February 9, 2006, the United States District Court for the Southern District of New York (the “District Court” ) granted a motion filed by certain defendants to withdraw the reference to the Bankruptcy Court.

On May 6, 2009, the Court denied Goldman Sachs’ motion to dismiss.   Goldman Sachs moved for summary judgment on March 2, 2010.   Following argument in August 2010, Goldman supplemented its motion on November 12, 2010.   The motion is under submission to the District Court.

At this time, the ART cannot predict the outcome of the Goldman Sachs Litigation or estimate the possible financial effect of this proceeding on the ART’s financial statements.

Sabres Litigation

The complaint filed in the Bank Litigation included claims for fraudulent conveyance against Key Bank, N.A., Fleet National Bank, and HSBC Bank USA, N.A. (collectively, the “Sabres Banks”) arising from Adelphia’s purchase of and payments on certain loans made by the Sabres Banks to a Rigas Family partnership that owned the Buffalo Sabres hockey team.

On February 17, 2009, the District Court for the Western District of New York issued a final judgment granting a permanent injunction against the prosecution of the fraudulent conveyance claims against the Sabres Banks by the Trust in the Bank Litigation pending in the Southern District of New York.  On February 8, 2011, the Second Circuit affirmed the District Court’s decision.

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

As part of the settlement with Fleet and other defendants in the Bank Litigation, the ART agreed to resolve its claims against Fleet Bank, N.A. in the Sabres Litigation, but not the Trust’s claims against Key Bank, N.A. or HSBC Bank USA, N.A.  Accordingly, the ART is in the process of dismissing its claims against Fleet Bank N.A.

At this time, the ART cannot predict the outcome of the Sabres Litigation against Key Bank, N.A. and HSBC Bank USA, N.A. or estimate the possible financial effect of this proceeding on the ART’s financial statements.

Prestige Litigation

On June 24, 2004, the Creditors’ Committee filed an adversary action against Prestige Communications of NC, Inc., Jonathan J. Oscher, Lorraine Oscher McClain, Robert F. Buckfelder, Buckfelder Investment Trust, and Anverse, Inc. in the Bankruptcy Court for the Southern District of New York.   In a decision dated January 8, 2008, the District Court withdrew the reference to the Bankruptcy Court in the Prestige action and transferred the case to the District Court.

The Prestige action seeks to recover fraudulent transfers in connection with Adelphia’s purchase of the assets of Prestige Communications of N.C., Inc., an acquisition that closed on July 5, 2000, as well as a claim that the owners of the Prestige Cable Systems aided and abetted breaches of fiduciary duty on the part of the Rigas family in connection with the transaction.   Pursuant to the First Modified Fifth Amended Joint Chapter 11 Plan for Adelphia Communications Corporation and Certain of Its Affiliated Debtors (the “Main Plan”), which became effective on February 13, 2007, the claims asserted in the Prestige Litigation were transferred to the ART.  On October 27, 2009, Defendants moved for summary judgment on the ART’s claims.   That motion is pending.   On November 23, 2010, the Court granted the ART’s motion to file a Second Amended Complaint.   The parties are supplementing their summary judgment papers in light of the amendment.  No trial date has been set.

At this time, the ART cannot predict the outcome of the Prestige Litigation or estimate the possible financial effect of this proceeding on the ART’s financial statements.

FPL Litigation

On June 24, 2004, the Creditors’ Committee filed a fraudulent conveyance complaint against FPL Group, Inc. and West Boca Security, Inc. (“FPL”) in the Bankruptcy Court for the Southern District of New York relating to pre-petition transactions.

The FPL action seeks to recover an alleged fraudulent transfer arising out of Adelphia’s repurchase of certain of its stock from FPL in January 1999 for $149.5 million.  Pursuant to the Main Plan, the claims asserted in the FPL Litigation were transferred to the ART.  On January 20, 2011, FPL filed a motion to amend its answer to add a new defense.  The motion was argued on February 23, 2011 and the parties are awaiting a decision by the Court.

Under the current scheduling order, fact discovery was completed on November 12, 2010, expert discovery is to be completed by May 16, 2011, and dispositive motions shall be filed by June 14, 2011.  The trial is presently set to begin on December 6, 2011.

At this time, the ART cannot predict the outcome of the FPL Litigation or estimate the possible financial effect of this proceeding on the ART’s financial statements.

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

Tolled Causes of Action

Buchanan Ingersoll

Adelphia and Buchanan Ingersoll & Rooney P.C. agreed to toll the statute of limitations on any claims between them as of March 26, 2004.  Buchanan Ingersoll & Rooney P.C. was counsel to Adelphia prior to the filing of Adelphia’s bankruptcy petition in June 2002.   That tolling agreement remains in effect and is terminable by either party upon notice.   At this time, the ART cannot predict whether any recovery will be obtained from Buchanan Ingersoll or estimate the possible financial effect of these proceedings on the ART’s financial statements.

8.             Contingent Liabilities

Litigation Indemnification Fund Litigation

Pursuant to the Third Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code for Century-TCI Debtors and Parnassos Debtors (the “JV Plan”), which became effective on July 31, 2006; the Main Plan, which became effective on February 13, 2007; and certain other orders entered by the Bankruptcy Court, litigation indemnification funds (each, a “LIF”) were created to provide certain defendants in the Bank Litigation (see above) provisional and conditional reimbursement of legal fees and expenses expected to be incurred in connection with defending litigation involving certain credit facilities.

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

Certain entities (the “JV Claimants”) have submitted formal claims that to date aggregate approximately $26 million in excess of the $10 million initially deposited in the JV Litigation Indemnification Fund, and have indicated an intention to submit additional claims in the future.  Adelphia and the ART have asserted that the JV LIF claims are improper.

On November 13, 2008, certain of the JV claimants filed, or subsequently joined in, the Motion of the Bank of Nova Scotia, Citibank N.A. and The Ad Hoc Committee of Non-Agent Secured Lenders in the Parnassos and Century-TCI Facilities for Payment of Bank Lender Post Effective Date Fee Claims and to Compel Compliance of the Plan Administrator (defined in the JV Plan as Adelphia) and the Art with the Third Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code and the Century TCI Stipulation (the “LIF Motion”).  Adelphia and the ART moved to disallow Bank Lender Post-Effective Date Fee Claims against the claimants.

On April 16, 2010, Adelphia and the ART filed a motion seeking Bankruptcy Court approval of a Stipulation and Consent Order by and among Adelphia, the ART, and claimant Societe Generale, S.A. resolving both motions as to Societe Generale, S.A.  The Bankruptcy Court approved

the Stipulation and Consent Order on May 7, 2010.   The motions remain pending as to the other claimants.

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

9.             Subsequent Events

Subsequent to December 31, 2010 and through March 4, 2011 there have been no events that would be material to the financial statements of the ART including Cause of Action settlements or judgments or Holder distributions or decisions concerning future Holder distributions.

10           Unaudited Quarterly Financial Data

2010

	Quarter ended March 31, 2010	Quarter ended June 30, 2010	Quarter ended September 30, 2010	Quarter ended December 31, 2010	Year ended December 31, 2010

Revenues
Litigation - court approved settlements	$—	$—	$—	$174,977,087	$174,977,087
Interest income	149,966	159,911	165,150	147,841	622,868
Total revenues	149,966	159,911	165,150	175,124,928	175,599,955

Operating expenses
General and administrative expenses	760,685	480,650	407,107	439,126	2,087,568
Professional expenses - litigation	7,993,285	6,989,391	7,372,630	11,823,239	34,178,545
Professional expenses - administrative	162,225	155,262	208,456	167,147	693,090
Total operating expenses	8,916,195	7,625,303	7,988,193	12,429,512	36,959,203

Net income (loss)	$(8,766,229)	$(7,465,392)	$(7,823,043)	$162,695,416	$138,640,752

2009

	Quarter ended March 31, 2009	Quarter ended June 30, 2009	Quarter ended September 30, 2009	Quarter ended December 31, 2009	Year ended December 31, 2009

Revenues
Litigation - court approved settlements	$—	$—	$—	$40,000,000	$40,000,000
Interest income	328,912	199,254	153,123	125,901	807,190
Total revenues	328,912	199,254	153,123	40,125,901	40,807,190

Operating expenses
General and administrative expenses	752,324	457,473	465,213	414,454	2,089,464
Professional expenses - litigation	6,134,199	8,789,310	11,338,780	10,992,900	37,255,189
Professional expenses - administrative	110,201	60,467	37,927	117,167	325,762
Total operating expenses	6,996,724	9,307,250	11,841,920	11,524,521	39,670,415

Net income (loss)	$(6,667,812)	$(9,107,996)	$(11,688,797)	$28,601,380	$1,136,775

Note: Due the nature of the ART’s operations both revenue and operating expenses fluctuate significantly between and among reporting periods based on activities and results related to the Causes of Action.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

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

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of the ART’s disclosure controls and procedures (as defined in Rules 13a -15(e) or 15d-15(e)) promulgated under the Exchange Act as of December 31, 2010. Based on their evaluation of the effectiveness of the ART’s disclosure controls and procedures (as defined in paragraph (b) of Rules 13a-15 or 15d-15), the Trustees and the Trust Administrator concluded that as of December 31, 2010, the ART’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

The Trustees are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

The ART’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the ART’s transactions and dispositions of its assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that its receipts and expenditures are being made only in accordance with authorizations of the  Trustees and Trust Administrator; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the ART’s assets that could have a material effect on its financial statements.

The Trustees and the Trust Administrator of the Trust performed an assessment of the effectiveness of the ART’s internal control over financial reporting as of December 31, 2010, utilizing the criteria described in the Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the ART’s internal control over financial reporting was effective at December 31, 2010.  Based on this assessment, the Trust Administrator concluded that the ART’s internal control over financial reporting was effective at December 31, 2010.

This annual report does not include an attestation report of the ART’s independent  registered public accounting firm regarding internal control over financial reporting under the rules of the Securities and Exchange Commission that permit the ART to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2010, there were no changes in the ART’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the ART’s internal control over financial reporting.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

There are five Trustees of the ART, each of whom has served since the inception of the ART:

Bryan E. Bloom, age 52, presently serves as in-house counsel, analyst and portfolio manager at W.R. Huff Asset Management Co., L.L.C., an investment management firm, and its various affiliates. Mr. Bloom joined Huff in 1994. Prior to that time, he was a tax partner at the law firm of Shanley & Fisher. Mr. Bloom is currently a director of CKX, Inc., is on the board of several private companies and was previously a director of FX Real Estate and Entertainment (now called Circle Entertainment Inc.). Mr. Bloom serves on the Audit Committee of the ART.

Lee S. Hillman, age 55 serves as President of Liberation Advisory Group, LLC and Liberation Management Services, LLC, a private management and advisory services consultant to commercial and investment banks, private equity and hedge funds and growth stage businesses. Additionally, Mr. Hillman currently serves as a director and the Chief Executive Officer of Performance Health Systems, LLC, a distributor of specialty health and exercise equipment. Previously, Mr. Hillman served as Chairman of the Board and Chief Executive Officer of Power Plate International, a global manufacturer, distributor and licensor of health and exercise equipment. Mr. Hillman previously served as President of Power Plate North America since 2005, which merged into Power Plate International in February 2006. Mr. Hillman also serves on the board of directors for Lawson Products, Inc. and he was Chairman of the Board of RCN Corporation until August 2010. Mr. Hillman serves on the Audit Committee of the ART.

David P. Stowell, age 58, presently serves as a professor in the Department of Finance at Kellogg School of Management, Northwestern University, which he joined in March 2005. Prior to this position, Mr. Stowell was a managing director in JP Morgan’s investment banking division.

Ralph J. Takala, age 71, is an independent financial and business advisor. In that capacity, he served as interim Senior Vice President and Chief Financial Officer of Cumberland Farms, Inc., a company that operates convenience stores and gas stations and is a wholesaler of refined petroleum products, from December 2006 through December 2008 and as the interim Chief Financial Officer of Picturetel Corp., a manufacturer of video conferencing systems, from 2000 to 2001. Mr. Takala currently serves on the board of directors for Seitz Corporation, and from 2003 to 2006 served on the board of directors of Scan Optics, Inc. Mr. Takala is a Certified Public Accountant and was a partner of Ernst & Young, LLP from 1978 to 1995. He serves as the chairman of the ART Audit Committee.

Dean A. Ziehl, age 58, presently is a partner in the law firm of Pachulski Stang Ziehl & Jones LLP, which he joined in 1983. Mr. Ziehl serves on the board of directors for Plan Member Services Corporation. Mr. Ziehl is the Chairman of the Board of Trustees.

The ART is organized under the laws of the State of Delaware, and the rights of its Trustees are governed by the First Modified Fifth Amended Joint Chapter 11 Plan of Reorganization, the Declaration of Trust, as amended, the Rules and Procedures of the ART, filed as Exhibits 2.1, 3.3 and 3.4, respectively, to this Annual Report on Form 10-K, and Chapter 38 of Title 12 of the Delaware Code, 12 Del. c 8 3Ed, et. seq., as amended from time to time (as so amended, the “Trust Act”).  Due to the fact that it has no full time employees and its Trustees have fiduciary responsibilities and because of the governance elements contained in the Plan, Declaration of Trust, and the Rules and Procedures, the ART has not enacted a code of ethics.

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

Jeffrey A. Brodsky, age 52, is a co-founder and a Managing Director of Quest and is leading Quest’s role as the Plan Administrator of Adelphia. In addition to his responsibilities with Adelphia, Mr. Brodsky serves as non-executive Chairman of the Board of Directors for AboveNet, Inc.,  is a Director of Euramax International, Inc. and inMotion, Inc.

Barry D. Shalov, age 69, is a Managing Director of Quest, which he joined in 2007. Prior to that time, Mr. Shalov was a senior partner in the law firm of DLA Piper US LLP, which he joined in 2000. Previously, Mr. Shalov was a senior partner with the law firm of Gordon Altman Butowsky Weitzen Shalov & Wein. Currently, Mr. Shalov serves on the board of Cytokine Pharmasciences, Inc.

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

The ART maintains applicable policies insuring Quest as the Trust Administrator against certain claims in connection with its services to the ART.

Item 11. Executive Compensation.

Trustee Compensation

Name	Fees Earned for 2010 Service (1)	Fees Earned for 2009 Service (2)
Bryan Bloom	$220,000	$195,000
Lee S. Hillman	$220,000	$195,000
David P. Stowell	$220,000	$195,000
Ralph Takala	$220,000	$195,000
Dean Ziehl	$345,000	$400,000

(1)

For services rendered in 2010, Dean Ziehl received $175,000 in base compensation and earned $170,000 in additional service compensation which was paid and expensed in 2011. The four other Trustees received base compensation of $175,000 and $45,000 in additional service compensation.

(2)

For services rendered in 2009, Dean Ziehl received $175,000 in base compensation and earned $225,000 in additional service compensation which was paid and expensed in 2010. The four other Trustees received base compensation of $175,000 and $20,000 in additional service compensation.

Each of the five Trustees was paid $175,000 as base compensation for services performed in 2010. The compensation was paid quarterly at the beginning of each calendar quarter in the amount of $43,750 per Trustee.

In addition, under the compensation agreement, the Trustees may award, in their sole discretion, additional reasonable compensation to any Trustee for additional service to the ART (“Additional Service Compensation”). The aggregate amount of Additional Service Compensation distributed to all Trustees as a group in a year may not exceed $350,000. Any Additional Service Compensation must be approved by a vote of a majority of the Trustees. Additional Service Compensation may be awarded to Trustees for service on the Audit Committee and for other services above and beyond the expected level of service, such as for close supervision of the Causes of Action. Dean Ziehl was awarded $170,000 in Additional Service Compensation in 2011 for his services in 2010 related to supervision of the Causes of Action. The other four Trustees each were awarded $45,000 in Additional Service Compensation in 2011 for their services in 2010. Additional Service Compensation is based on estimates of hours worked and contributions by the Trustees including, without limitation, supervision and mediation of the Causes of Action and the preparation of the ART’s regulatory filings.

As soon as practicable after the termination of the ART, but no later than 2.5 months after the end of the calendar year in which it terminates, each Trustee may receive Incentive Compensation. The Incentive Compensation for each Trustee shall equal (A + B - (C)) divided by 5, where:

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

Incentive Compensation for a Trustee shall never be less than zero. That is, the Base Compensation and the Additional Service Compensation shall be retained by the Trustees regardless of whether any Incentive Compensation is due. The ART currently has no Incentive Compensation liability based on ART distributions through December 31, 2010

For its role as Trust Administrator, Quest is compensated exclusively by the Debtors. The ART does not pay Quest any additional amounts of compensation for service as either Plan Administrator or Trust Administrator. The ART is required to reimburse Quest and the Debtors for out-of-pocket expenses incurred in performance of services on behalf of the ART.

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

Item 14. Principal Accounting Fees and Services.

On September 20, 2010 the ART appointed J.H. Cohn LLP to serve as the ART’s independent registered public accounting firm and filed the required form 8-K.

There have been no disagreements between the ART and its independent registered public accounting firm in any previous period related to accounting principles and practices, financial statement disclosures, or auditing scope or procedure and there were no reportable events as listed in Item 304 (a)(1)(v) of Regulation S-K.

(1) AUDIT FEES

The aggregate fees billed for 2010 and 2009 for professional services rendered for the audit of the ART’s annual financial statements and the reviews of its interim condensed financial statements in the ART’s Form 10-Q filings were approximately $61,000 and $60,000 respectively.

(2) AUDIT RELATED FEES

Audit related fees were $0 for 2010 and $20,000 for 2009 for professional services rendered evaluating the design and operating effectiveness of the internal controls over the process for Distributions. Such services were approved by the ART’s Audit Committee of the Trustees in advance of the services being performed.

(3) TAX FEES

None

(4) ALL OTHER FEES

None

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report

(1) Financial statements. See the index to the financial statements as presented in Item 8 of this filing

(b) Exhibits

2.1*	First Modified Fifth Amended Joint Chapter 11 Plan of Reorganization of Adelphia Communications Corporation and Certain of its Affiliated Debtors, effective February 13, 2007

3.1*	Restated Certificate of Trust, dated February 13, 2007

3.2*	Amendment to Restated Certificate of Trust, dated March 15, 2007

3.3*	Second Amended and Restated Declaration of Trust, dated June 4, 2008.

3.4*	Rules and Procedures of Adelphia Recovery Trust

4.1*	Form of Certificate Evidencing Undivided Beneficial Interests in the Assets of the Adelphia Recovery Trust (Global Certificate)

4.2*	Form of Certificate Evidencing Undivided Beneficial Interests in the Assets of the Adelphia Recovery Trust (Book Entry Certificate)

10.1*	Plan Administrator Agreement, dated February 12, 2007

10.2*	Trustee Compensation Agreement

31.1	Section 302 Certificate of Trustee

31.2	Section 302 Certificate of Trust Administrator

32.1	Certificate of Trustee pursuant to 18 U.S.C. 1350 Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certificate of Trust Administrator pursuant to 18 U.S.C. 1350 Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*Incorporated by reference to the Form 10 of Adelphia Recovery Trust (File No. 000-53209) filed April 30, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2011

By: Quest Turnaround Advisors, LLC
as Trust Administrator of the Adelphia Recovery Trust

/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, including a majority of the Trustees.

/s/ BRYAN E. BLOOM	March 4, 2011
Bryan Bloom	Date
Trustee

/s/ LEE S. HILLMAN	March 4, 2011
Lee S. Hillman	Date
Trustee

/s/ DAVID P. STOWELL	March 4, 2011
David P. Stowell	Date
Trustee

/s/ RALPH J. TAKALA	March 4, 2011
Ralph J. Takala	Date
Trustee

/s/ DEAN A. ZIEHL	March 4, 2011
Dean A. Ziehl	Date
Trustee