Form 10-Q
period 2011-03-31
Adelphia Recovery Trust
filed 2011-05-13
CIK 1433669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements

Adelphia Recovery Trust

Unaudited Condensed Balance Sheets

	As of March 31, 2011	As of December 31, 2010

Assets
Cash and cash equivalents	$81,870,417	$21,887,750
Temporary investments	0	64,808,133
Prepaid assets	1,002,386	68,613
Note and accrued interest receivable	6,266,335	6,168,829
Total assets	$89,139,138	$92,933,325

Liabilities and net assets
Accrued expenses	$536,847	$1,886,181
Total liabilities	536,847	1,886,181
Contingencies
Net assets	88,602,291	91,047,144

Total liabilities and net assets	$89,139,138	$92,933,325

See accompanying notes to condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Operations

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Revenues
Interest income	$136,236	$149,966
Total revenues	136,236	149,966

Operating expenses
General and administrative expenses	763,578	760,685
Professional expenses - Litigation	1,435,303	7,993,285
Professional expenses – administrative	382,208	162,225
Total operating expenses	2,581,089	8,916,195

Net loss	$(2,444,853)	$(8,766,229)

See accompanying notes to condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Cash Flows

	For the three months ended March 31, 2011	For the three months ended March 31, 2010

Operating activities
Net loss	$(2,444,853)	$(8,766,229)
Adjustments to reconcile net loss to net cash used by operating activities consisting of changes in operating assets and liabilities:
Prepaid assets	(933,773)	111,350
Note and accrued interest receivable	(97,506)	(97,506)
Accrued expenses	(1,349,334)	(611,263)
Net cash used by operating activities	(4,825,466)	(9,363,648)

Investing activities
Sale/(purchase) of temporary investments and accrued interest	64,808,133	(73,030,706)
Net cash provided (used) by investing activities	64,808,133	(73,030,706)

Net change in cash and cash equivalents	59,982,667	(82,394,354)
Cash and cash equivalents, beginning of period	21,887,750	164,327,745
Cash and cash equivalents, end of period	$81,870,417	$81,933,391

See accompanying notes to condensed financial statements.

ADELPHIA RECOVERY TRUST

Notes to Condensed Financial Statements — March 31, 2011 (Unaudited)

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

2                                          Basis of Presentation

The accompanying interim unaudited condensed financial statements of the ART have been prepared in accordance with generally accepted accounting principles in the United States of America for interim periods (“US GAAP”) and with the instructions to Form 10-Q.  As such, they do not include all of the information and disclosures required by US GAAP for complete financial statements.  In the opinion of the Trustees, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim unaudited condensed financial statements have been included.  These condensed financial statements should be read in conjunction with the ART’s audited financial statements for the year ended December 31, 2010 included in its Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 4, 2011. Interim results are not necessarily indicative of the results for the complete fiscal year. The unaudited condensed balance sheet as of December 31, 2010 was derived from the audited financial statements for the year then ended.

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

4                                          Causes of Action and Contingent Liabilities

Except as set forth below, there have been no material developments in the legal proceedings described in the ART’s Form 10-K as filed on March 4, 2011.

Causes of Action

Goldman Sachs Litigation

Goldman Sachs (“Goldman”) moved for summary judgment on March 2, 2010.  On April 7, 2011, the District Court granted Goldman’s summary judgment motion and judgment was entered April 13, 2011.  On May 6, 2011, the ART timely filed its notice of appeal.

At this time, the ART cannot predict the outcome of the Goldman Sachs Litigation or estimate the possible financial effect of this proceeding on the ART’s financial statements.

Prestige Litigation

On October 27, 2009, Defendants moved for summary judgment on the ART’s claims.  That motion is pending.  After the District Court granted the ART’s motion to file a Second Amended Complaint on November 23, 2010, the parties supplemented their summary judgment papers and the motion is under submission to the District Court.  No trial date has been set.

At this time, the ART cannot predict the outcome of the Prestige Litigation or estimate the possible financial effect of this proceeding on the ART’s financial statements.

FPL Litigation

The FPL action seeks to recover an alleged fraudulent transfer arising out of Adelphia’s repurchase of certain of its stock from FPL in January 1999 for $149.5 million.  Pursuant to the main Plan, the claims asserted in the FPL Litigation were transferred to the ART.  On January 20, 2011, FPL filed a motion to amend its answer to add a new defense.  The motion has been briefed and argued and is under submission to the Bankruptcy Court.

The parties currently are engaged in fact discovery. Trial is presently set to begin on September 16, 2011.

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

The LIF created under the JV Plan (the “JV LIF”), established in the initial amount of $10 million, was created to fund certain allowable claims for indemnification arising under the Parnassos and Century-TCI prepetition credit facilities.  Subject to certain conditions, the JV LIF is “evergreen”; in other words, the JV Plan provides that the JV LIF will be replenished by the ART under certain conditions, such as “upon the receipt . . . of net proceeds of any Designated Litigation” after first deducting any required distribution to the government.

The LIFs created under the Main Plan (the “Main Plan LIFs”) are fixed in amounts and not subject to replenishment.  Because the JV LIF is evergreen, whereas the Main Plan LIFs are capped, the allocation of defense costs among the categories of LIFs is a matter of economic significance.

Certain entities (the “JV Claimants”) have submitted formal claims that through April 30, 2011 aggregate approximately $27 million in excess of the $10 million initially deposited in the JV Litigation Indemnification Fund, and have indicated an intention to submit additional claims in the future. Adelphia and the ART have asserted that the JV LIF claims are improper.

On November 13, 2008, certain of the JV claimants filed, or subsequently joined in, the Motion of the Bank of Nova Scotia, Citibank N.A. and The Ad Hoc Committee of Non-Agent Secured Lenders in the Parnassos and Century-TCI Facilities for Payment of Bank Lender Post Effective Date Fee Claims and to Compel Compliance of the Plan Administrator (defined in the JV Plan as Adelphia) and the Art with the Third Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code and the Century TCI Stipulation (the “LIF Motion”).  Adelphia and the ART moved to disallow Bank Lender Post-Effective Date Fee Claims against the claimants. The motions remain pending as to all claimants other than Societe Generale, S.A., which resolved its dispute with Adelphia and the ART, and an evidentiary hearing has been scheduled for May 25, 2011.

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

5                                          Fair Value of Financial Instruments

The ART invests in FDIC insured bank certificates of deposit (“CDs”). CD investments held by the ART as of December 31, 2010 matured in the first quarter of 2011. At maturity, the ART elected to re-invest in CDs with a maturity of 90 days or less when purchased.  CDs with a maturity of 90 days or less when purchased are classified as cash and cash equivalents and those with a maturity exceeding 90 days are classified as temporary investments.  The ART had no temporary investments as of March 31, 2011.

The fair value of the note receivable and accrued interest has been determined using unobservable inputs (i.e. Level 3, as defined in Accounting Standards Codification 820-10) and approximates $4.5 million as of both March 31, 2011 and December 31, 2010. The fair value was derived by discounting to March 31, 2011 and December 31, 2010 the projected maturity value of the note including accrued interest. The projected maturity values, including interest were calculated using life expectancy tables. The discount rate is based on the yield on the notes issued by the life insurance companies underwriting the life insurance policies and various risk factors associated with the note.

The carrying values were approximately $6.3 million as of March 31, 2011 and approximately $6.2 million as of December 31, 2010. The note bears 8% simple interest and is recourse only to the proceeds of various life insurance policies on Mr. and Mrs. Leonard Tow totaling approximately $28 million.

6                                          Subsequent Events

Events subsequent to March 31, 2011 have been evaluated through May 13, 2011, the date the accompanying financial statements were issued. Other than as discussed herein, there have been no subsequent events that would be material to the financial statements of the ART, including Cause of Action settlements or judgments or Distributions or decisions concerning future Distributions.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The ART was formed as a Delaware statutory trust pursuant to that certain First Modified Fifth Amended Joint Chapter 11 Plan of Reorganization of Adelphia and certain of its subsidiaries. The purpose of the ART is to prosecute the various Causes of Action transferred to the ART pursuant to the Plan and distribute to the owners of the Interests in the ART the net proceeds of such Causes of Action, according to the relative priorities established pursuant to the Plan, subject to the retention of various amounts to fund the prosecution of those Causes of Action and operations of the ART. Pursuant to the Plan, in addition to the Causes of Action, Adelphia transferred $25 million in cash to the ART in connection with its formation in 2007 in order to fund the initial expenses of operation.

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

Distributions will be made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration. On December 21, 2010 the ART made a Distribution of $215 million in cash payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. It is not possible to determine at this time if there will be future Distributions to the Holders of Interests in the Trust. No other Distributions have occurred or are currently planned.

As of March 31, 2011, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

CVV Series of Interest:	As of March 31, 2011
Series RF	115,000,000
Series Arahova	722,639,681
Series FrontierVision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2	339,207,075
Series ACC-3	119,430,302
Series ESL (1)	17
Series ACC-4	1,790,968,272
Series ACC-5 (1)	458
Series ACC-6B	150,000,000
Series ACC-6B1 (1)	3
Series ACC-6D	575,000,000
Series ACC-6D1 (1)	229,004
Series ACC-6E/F	935,812,456
Series ACC-6E/F1 (1)	277,210
Series ACC-7	217,022,640
Series ACC-7A (1)	1,537,766,752

(1) For each of these categories of Interests (which include disputed claims), each holder of a disputed claim was awarded one Interest. The number of Interests is expected to change based on the resolution of disputed claims.

A schedule summarizing the Distribution priority waterfall is set forth below.

	ART DISTRIBUTION WATERFALL (1)
	March 31, 2011

Remaining Aggregate Distribution (2)	Distribution Description (3)	ART Distribution Recipient

Up to 15,000,000	Until RF holders have received an aggregate $115 million	Series RF	50.00%
		Series Arahova	22.94%
		Series ACC-1	21.36%
		Series Olympus	2.50%
		Series FrontierVision	1.25%
		Series ACC-2	1.12%
		Series ACC-3	0.45%
		Series FPL	0.38%
15,000,001 - 361,000,000	Until Series Olympus has received aggregate distributions of $16 million plus the Olympus Fees, plus accrued post-Effective Date dividends	Series Arahova	45.87%
		Series ACC-1	42.73%
		Series Olympus	5.00%
		Series FrontierVision	2.50%
		Series ACC-2	2.25%
		Series ACC-3	0.90%
		Series FPL	0.75%
361,000,001 - 950,000,000	Until cumulative distribution is $1,165 million	Series Arahova	48.37%
		Series ACC-1	45.06%
		Series FrontierVision	2.50%
		Series ACC-2	2.37%
		Series ACC-3	0.95%
		Series FPL	0.75%
950,000,001 - 3,840,000,000	Until Series Arahova has received $625 million plus the Arahova Fees plus accrued post-Effective Date dividends	Series ACC-1	76.60%
		Series Arahova	14.51%
		Series ACC-2	4.03%
		Series FrontierVision	2.50%
		Series ACC-3	1.61%
		Series FPL	0.75%
3,840,000,001 - 4,492,000,000	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends (ACC-1 paid in full)	Series ACC-1	90.11%
		Series ACC-2	4.74%
		Series FrontierVision	2.50%
		Series ACC-3	1.90%
		Series FPL	0.75%
4,492,000,001 - 4,547,000,000	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends	Series ACC-2	69.10%
		Series ACC-3	27.65%
		Series FrontierVision	2.50%
		Series FPL	0.75%
4,547,000,001 - 4,569,000,000	Until Series FrontierVision has received aggregate distributions of $85 million plus 80% of the FrontierVision Fees, plus accrued post-Effective Date dividends	Series ACC-2	69.63%
		Series ACC-3	27.87%
		Series FrontierVision	2.50%
4,569,000,001 - 4,638,000,000	Until the holders of Claims in Class ACC Notes and in Classes ACC Trade and ACC Other Unsecured have been paid in full including Case Contract Interest (ACC Notes) and Case 8% Interest (ACC Trade and ACC Other Unsecured) and accrued post-Effective Date dividends	Series ACC-2	71.42%
		Series ACC-3	28.58%
4,638,000,001 - 4,698,000,000	Until the additional distribution to the Series Arahova Interests equals $50 million plus accrued post-Effective Date dividends at a rate of 5% per annum	Series Arahova	100.00%
Not Quantifiable	Until ESL holders have received Payment in Full of their Claims and Case 8% interest plus accrued post-Effective Date dividends
Not Quantifiable	Until ACC-4 holders have received the full amount of their Allowed Claims plus Case Contract Interest plus accrued post-Effective Date dividends
Not Quantifiable	Until ACC-5 holders have received the full amount of their Allowed Claims plus Case 8% interest plus accrued post-Effective Date dividends
Not Quantifiable	Until ACC-6 holders receive distributions in accordance with the relative priorities established by the Liquidation Preferences governing the shares of ACC Preferred Stock and the Bankruptcy Code
Not Quantifiable	Each ACC-7 holder is entitled to receive a pro rata share of any distributions remaining

(1) Capitalized terms used but not otherwise defined have the respective meaning given to them under the Plan. Remaining aggregate distributions and ART distribution percentages are as of March 31, 2011.

(2) Pursuant to the terms of the Plan, certain series of Interests are entitled to post-Effective Date dividends on certain amounts due to the corresponding class of claims. For purposes of calculating the reference amount on which post-Effective Date dividends accrue, the distribution of the true-up Holdback is treated as if it occurred on the Effective Date. Remaining aggregate distributions have been reduced as a result of the $215 million cash distribution to certain CVV Holders as of December 21, 2010 and the establishment of reserves totaling $11.7 million for Settlement Party Fee Claims, FPL Fee Claims and Olympus Fee Claims over the Allowed claim amounts pursuant to the Court’s directive in its Decision and Order on Estate’s Payment of Non-Fiduciary Professional Fees entered November 18, 2010. Such excess reserves shall be distributed to the Class whose Effective Date distributions were reduced by the Settlement Party Fee Claims, FPL Fee Claims and Olympus Fee Claims in accordance with the Plan.

(3) Unless otherwise stated, post-Effective Date dividends accrue at a rate of 8.9% per annum.
[5]

Results of Operations

The ART operates pursuant to the Plan and the Declaration. The ART was formed as a Delaware statutory trust to prosecute various claims originally owned by Adelphia and, if any of the prosecutions are successful or are settled in a manner which provides economic benefit to the ART, to distribute excess proceeds over amounts retained to fund the prosecution of the Causes of Action and operations of the ART, to the Holders. The Trustees will retain enough cash in reserve to administer the ART and fund the prosecution of the Causes of Action.

Due to the nature of the ART’s operations both revenue and operating expenses may fluctuate between and among reporting periods caused by activities and results related to the Causes of Action.

First Quarter 2011 vs First Quarter 2010

Total revenues consisting solely of interest decreased to $136,236 in the first quarter of 2011 from $149,966 in the first quarter of 2010. The decrease of $13,730 was caused by a reduction in average invested cash balances partially offset by an increase in investment yields. There were no court approved settlements or related revenues for either the first quarter of 2011 or for the first quarter of 2010.

Total operating expenses for the ART decreased to approximately $2.6 million in the first quarter of 2011 from approximately $8.9 million in the first quarter of 2010. The cost decrease of approximately $6.3 million was caused by a decrease in professional litigation activities of $6.5 million offset by increased costs of $0.2 million associated with professional administrative activities in the first quarter of 2011 versus the first quarter of 2010.

Professional litigation costs decreased by approximately $6.5 million in the first quarter of 2011 compared to the first quarter of 2010 due to decreased professional expenses related to the Bank Cause of Action which was settled in the fourth quarter of 2010. The decrease was partially offset by increased costs for the other Causes of Action as legal activities accelerated.

General and administrative costs increased by $2,893 in the first quarter of 2011 when compared to the first quarter of 2010. The ART experienced decreased costs of approximately $50,000 in the first quarter of 2011 for ART bank fees, insurance and SEC filing costs but had offsetting increased costs of approximately $53,000 for Trustee additional service compensation, auditing activity and tax compliance expenses between the same comparable periods.

Professional administrative costs increased by $219,983 in the first quarter of 2011 compared to the first quarter of 2010. The increased costs in the first quarter of 2011 relate to increased legal support costs incurred by the ART to manage trust operations, administrative requirements, Cause of Action coordination and regulatory compliance.

As a result of the decrease in total revenues of approximately $14,000 and the decrease in total operating expenses of approximately $6.3 million in the first quarter of 2011 compared to the first quarter of 2010, the net loss of approximately $2.4 million for the quarter ended March 31, 2011 was approximately $6.3 million lower than the net loss for the quarter ended March 31, 2010.

Financial Condition and Cash Flows: Liquidity

The ART’s sources of liquidity are from (a) the $25 million transferred to the ART by Adelphia pursuant to the Plan on the Effective Date, (b) the successful resolution of Causes of Action and (c) earnings on invested cash balances. Receipts from these sources are used to pay professional and operating expenses of the ART and to fund Distributions to the Holders after reserving cash required to pay future professional and operating expenses of the ART. The Trustees regularly evaluate the future financial needs of the ART.  The Trustees will retain sufficient cash to administer the ART and fund the prosecution of the Causes of Action.

Based upon cash and cash equivalent balances as of March 31, 2011 totaling approximately $81.9 million along with expected expenses and other potential disbursements, the ART expects to meet its obligations as they come due during the next twelve months. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that cash will be available to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and seeking methods to reduce legal professional and administrative costs are all strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the ART’s ability to maximize recoveries from settlements.

The nature of the ART’s operation does not give rise to capital expenditures and there are no current or expected commitments for capital expenditures in the next twelve months. Should a need for capital expenditures arise, the ART would fund the requirement from existing assets. Additionally, the ART currently has no long-term contracts or other long-term obligations.

Cash and cash equivalent balances at March 31, 2011 of approximately $81.9 million are $60.0 million higher than as of December 31, 2010. This increase is due to cash and cash equivalents provided from investing activities of $64.8 million offset by the use of cash and cash equivalents for operating activities of $4.8 million.

All of the ART’s 6 month CDs held as of December 31, 2010 matured in the first quarter of 2011. The value of the CDs including accrued interest at December 31, 2010 was $64.8 million. The ART invested the proceeds in CDs with a 3 month or shorter maturity, a U.S. Treasury and government agency securities money market fund and a deposit account. All of those investments are considered cash equivalents as of March 31, 2011.

The $4.8 million use of cash for operating activities included a net loss for the three months ended March 31, 2011 of approximately $2.4 million and a decrease in accrued expenses of approximately $1.4 million. The decrease of $1.4 million in accrued expenses is due to the timing of vendor payments. Operating activities include the accrual of interest on a note receivable during the three months ended March 31, 2011 of approximately $0.1 million and the payment for prepaid assets of $0.9 million net of amortization for the quarter.

As of March 31, 2011, the ART has a total of $81.9 million of cash and cash equivalents which include investments in three-month or shorter FDIC fully-insured bank CDs in the amount of $67.0 million, a U.S. Treasury and government agency securities money market fund in the amount of $11.1 million and deposit accounts in the amount of $3.8 million. The ART considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As such, the three-month CDs have been classified as cash equivalents as of March 31, 2011. All investments during the quarter were fully compliant with the ART investment policy.

As discussed further in Note 4 to the unaudited condensed financial statements, there is an ongoing dispute regarding the Litigation Indemnification Fund created under the Third Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code for Century-TCI Debtors and Parnassos Debtors (the”JV LIF”).  To date, Century-TCI and Parnassos lenders (the “JV Lenders”) have submitted formal claims of approximately $27 million in aggregate (“JV LIF Claims”) in excess of the $10 million initially deposited in the JV LIF and have indicated an intention to submit additional claims in the future. If the Bankruptcy Court finds in favor of the JV Lenders in that dispute, the ART may be required to replenish the JV LIF in an amount that satisfies all pending claims and returns the balance in the fund to $10 million.  In addition, the Bankruptcy Court could determine that the JV LIF must be replenished by the amount of the disputed JV LIF Claims while the dispute is still pending. The ART has adequate liquidity to pay such obligation, if required.

Debt and Other Long-term Obligations

The ART has no debt, capital or operating lease or other long-term obligations and has no current plans to incur such obligations.

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

This report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the ART. The actual results of the ART could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the number of and proceeds from litigations and/or settlements which are successful, delays in obtaining proceeds, the amount of funding required for the litigations and other operating expenses, economic conditions, changes in tax and other governmental rules and regulations applicable to the ART, and other risks identified and described in the Form 10-K filed with the SEC on March 4, 2011. These risks and uncertainties are beyond the ability of the ART to control, and in many cases, the ART cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report the words “believes,” “estimates,” “plans,” “expects,” and “anticipates” and similar expressions as they relate to the ART or its management are intended to identify forward-looking statements.

Item 3	Quantitative and Qualitative Disclosures about Market Risk

The ART invests cash in either FDIC insured deposit accounts, FDIC insured bank CDs or a money market fund invested in short-term U.S. Treasury and government agency securities including repurchase agreements collateralized fully by U.S. Treasury and government agency securities. The CDs have 3 month or less maturity terms and as of March 31, 2011 the money market fund has a 49 day weighted average maturity for the underlying securities. Interest income from these investments is subject to interest rate fluctuations.

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

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2011. Based on their evaluation, the Trustees and the Trust Administrator concluded that as of March 31, 2011, the ART’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2011, there were no changes in the ART’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the ART’s internal control over financial reporting.

PART II

Item 1     Legal Proceedings

Except as set forth below, there have been no material developments in the legal proceedings described in the ART’s Form 10-K as filed on March 4, 2011.

Goldman Sachs Litigation

Goldman Sachs (“Goldman”) moved for summary judgment on March 2, 2010.  On April 7, 2011, the District Court granted Goldman’s summary judgment motion and judgment was entered April 13, 2011.  On May 6, 2011, the ART timely filed its notice of appeal.

At this time, the ART cannot predict the outcome of the Goldman Sachs Litigation or estimate the possible financial effect of this proceeding on the ART’s financial statements.

Prestige Litigation

On October 27, 2009, Defendants moved for summary judgment on the ART’s claims.  That motion is pending.  After the District Court granted the ART’s motion to file a Second Amended Complaint on November 23, 2010, the parties supplemented their summary judgment papers and the motion is under submission to the District Court.  No trial date has been set.

At this time, the ART cannot predict the outcome of the Prestige Litigation or estimate the possible financial effect of this proceeding on the ART’s financial statements.

FPL Litigation

The FPL action seeks to recover an alleged fraudulent transfer arising out of Adelphia’s repurchase of certain of its stock from FPL in January 1999 for $149.5 million.  Pursuant to the main Plan, the claims asserted in the FPL Litigation were transferred to the ART.  On January 20, 2011, FPL filed a motion to amend its answer to add a new defense.  The motion has been briefed and argued and is under submission to the Bankruptcy Court.

The parties are engaged in fact discovery. Trial is presently set to begin on September 16, 2011.

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

The LIF created under the JV Plan (the “JV LIF”), established in the initial amount of $10 million, was created to fund certain allowable claims for indemnification arising under the Parnassos and Century-TCI prepetition credit facilities.  Subject to certain conditions, the JV LIF is “evergreen”; in other words, the JV Plan provides that the JV LIF will be replenished by the ART under certain conditions, such as “upon the receipt . . . of net proceeds of any Designated Litigation” after first deducting any required distribution to the government.

The LIFs created under the Main Plan (the “Main Plan LIFs”) are fixed in amounts and not subject to replenishment.  Because the JV LIF is evergreen, whereas the Main Plan LIFs are capped, the allocation of defense costs among the categories of LIFs is a matter of economic significance.

Certain entities (the “JV Claimants”) have submitted formal claims that through April 30, 2011 aggregate approximately $27 million in excess of the $10 million initially deposited in the JV Litigation Indemnification Fund, and have indicated an intention to submit additional claims in the future. Adelphia and the ART have asserted that the JV LIF claims are improper.

On November 13, 2008, certain of the JV claimants filed, or subsequently joined in, the Motion of the Bank of Nova Scotia, Citibank N.A. and The Ad Hoc Committee of Non-Agent Secured Lenders in the Parnassos and Century-TCI Facilities for Payment of Bank Lender Post Effective Date Fee Claims and to Compel Compliance of the Plan Administrator (defined in the JV Plan as Adelphia) and the Art with the Third Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code and the Century TCI Stipulation (the “LIF Motion”).  Adelphia and the ART moved to disallow Bank Lender Post-Effective Date Fee Claims against the claimants. The motions remain pending as to all claimants other than Societe Generale, S.A., which resolved its dispute with Adelphia and the ART, and an evidentiary hearing has been scheduled for May 25, 2011.

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

Item 1A.                                                   Risk Factors

As of the date of this filing there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the ART’s Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 4, 2011.

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

Date: May 13, 2011

By: Quest Turnaround Advisors, LLC
as Trust Administrator of the Adelphia Recovery Trust
/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Member