Form 10-Q
period 2011-09-30
Adelphia Recovery Trust
filed 2011-11-04
CIK 1433669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements

Adelphia Recovery Trust

Unaudited Condensed Balance Sheets

	As of September 30, 2011	As of December 31, 2010

Assets
Cash and cash equivalents	$77,093,337	$21,887,750
Temporary investments	0	64,808,133
Prepaid assets	824,219	68,613
Note and accrued interest receivable	6,461,347	6,168,829
Total assets	$84,378,903	$92,933,325

Liabilities and net assets
Accrued expenses	$1,084,705	$1,886,181
Total liabilities	1,084,705	1,886,181
Contingencies
Net assets	83,294,198	91,047,144

Total liabilities and net assets	$84,378,903	$92,933,325

See accompanying notes to condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Operations

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010

Revenues
Interest income	$115,959	$165,150	$381,664	$475,027
Total revenues	115,959	165,150	381,664	475,027

Operating expenses

General and administrative expenses	339,011	407,107	1,449,601	1,648,442
Professional expenses - litigation	2,121,858	7,372,630	6,037,362	22,355,306
Professional expenses — administrative	170,953	208,456	647,647	525,943
Total operating expenses	2,631,822	7,988,193	8,134,610	24,529,691

Net loss	$(2,515,863)	$(7,823,043)	$(7,752,946)	$(24,054,664)

See accompanying notes to condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Cash Flows

	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010

Operating activities
Net loss	$(7,752,946)	$(24,054,664)
Adjustments to reconcile net loss to net cash used by operating activities consisting of changes in operating assets and liabilities:
Prepaid assets	(755,606)	398,427
Note and accrued interest receivable	(292,518)	(292,518)
Accrued expenses	(801,476)	(2,680,914)
Net cash used by operating activities	(9,602,546)	(26,629,669)

Investing activities
Sale(purchase) of temporary investments and accrued interest	64,808,133	(75,040,926)
Net cash provided(used) by investing activities	64,808,133	(75,040,926)

Net change in cash and cash equivalents	55,205,587	(101,670,595)
Cash and cash equivalents, beginning of period	21,887,750	164,327,745
Cash and cash equivalents, end of period	$77,093,337	$62,657,150

See accompanying notes to condensed financial statements.

ADELPHIA RECOVERY TRUST

Notes to Condensed Financial Statements — September 30, 2011 (Unaudited)

1                                          Background

The Adelphia Recovery Trust (the “ART”) was formed as a Delaware statutory trust pursuant to that certain First Modified Fifth Amended Joint Chapter 11 Plan of Reorganization (the “Plan”) of Adelphia Communications Corporation (“Adelphia” or “ACC”) and certain of its subsidiaries (collectively the “Debtor”). The purpose of the ART is to prosecute the various causes of action transferred to the ART pursuant to the Plan (the “Causes of Action”) and distribute to the owners (the “Holders”) of the interests in the ART (“Interests”) the net proceeds of such Causes of Action (“Distributions”), according to the relative priorities established pursuant to the Plan, subject to the retention of various amounts to fund the prosecution of those Causes of Action and operations of the ART. Pursuant to the Plan, in addition to the Causes of Action, Adelphia transferred $25 million in cash to the ART, in connection with its formation, in order to fund the initial expenses of operation.

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

4                                          Causes of Action and Contingent Liabilities

Except as set forth below, there have been no material developments in the legal proceedings described in the ART’s Form 10-K as filed on March 4, 2011 or as updated in the ART’s Form 10-Qs filed on May 13, 2011 and July 29, 2011.

Causes of Action

FPL Litigation

The FPL action seeks to recover an alleged fraudulent transfer arising out of Adelphia’s repurchase of certain of its stock from FPL in January 1999 for $149.5 million.  Pursuant to the Plan, the claims asserted in the FPL Litigation were transferred to the ART.  On July 13, 2011, the Bankruptcy Court denied FPL’s motion for leave to amend its answer to add a new defense.   FPL filed an appeal of the Bankruptcy Court’s July 13, 2011 decision.  FPL’s appeal has been briefed by the parties and is awaiting decision by the District Court. At a status conference with the Bankruptcy Court, FPL advised the Bankruptcy Court of its intention to move to withdraw the reference to the Bankruptcy Court, which, if granted, would cause the action to be transferred to the District Court. On September 28, 2011, FPL filed its motion to withdraw the reference. The motion is pending before the District Court and is being briefed by the parties. The trial will be rescheduled after the District Court rules on the motion.

At this time, the ART cannot predict the outcome of the FPL Litigation or estimate the possible financial effect of this proceeding on the ART’s financial statements.

Sabres Litigation

The Sabres action involves claims for fraudulent conveyance, aiding and abetting breach of fiduciary duty, and equitable subordination or disallowance against Key Bank, N.A. (“Key Bank”), Fleet National Bank (“Fleet”), and HSBC Bank USA, N.A. (“HSBC”) (collectively, the “Sabres Banks”) arising from (i) Adelphia’s purchase of and payments on certain loans  made by the Sabres Banks to a Rigas Family partnership that owned the Buffalo Sabres hockey team and (ii) John Rigas’ purchase of the team using Adelphia financing.  HSBC has asserted counterclaims against Adelphia for “post-petition tort,” contribution and indemnification.

The District Court for the Western District of New York granted a permanent injunction against the ART’s prosecution of the fraudulent conveyance claims against the Sabres Banks and the Second Circuit affirmed that decision.  The claims against Fleet were resolved as part of the settlement with Fleet and other defendants in the Bank Litigation.

An Order and Stipulation dated October 31, 2011 establishes a schedule for briefing and argument of the Sabres Banks’ motions to dismiss the ART’s remaining claims against Key Bank and HSBC and the ART’s motions to dismiss HSBC’s counterclaims.

At this time, the ART cannot predict the outcome of the Sabres Litigation against Key Bank and HSBC or estimate the possible financial effect of this proceeding on the ART’s financial statements.  The ART also cannot predict the outcome of HSBC’s counterclaims or estimate the possible financial effect of this proceeding on the ART’s financial statements.

Contingent Liabilities

Litigation Indemnification Fund Litigation

Pursuant to the Third Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code for Century-TCI Debtors and Parnassos Debtors (the “JV Plan”), which became effective on July 31, 2006; the Plan, which became effective on February 13, 2007; and certain other orders entered by the Bankruptcy Court, litigation indemnification funds (each, a “LIF”) were created with funds provided by Adelphia to provide certain defendants in the Bank Litigation (see Plan) provisional and conditional reimbursement of legal fees and expenses expected to be incurred in connection with defending litigation involving certain credit facilities.

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

Certain entities (the “JV Claimants”) submitted formal claims that through September 30, 2011 aggregated approximately $26.9 million in excess of the $10.0 million initially deposited in the JV Litigation Indemnification Fund by Adelphia.  Thus, claims against the JV LIF totaled approximately $36.9 million and certain of the JV Claimants indicated an intention to submit additional claims in the future.  Adelphia and the ART asserted that the JV LIF claims were improper.

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

The Bankruptcy Court heard argument of counsel on May 25, 2011, and stated that an evidentiary hearing would be required to resolve any JV LIF claims that may remain in dispute at the time of such hearing.   Since May 25, 2011, the ART has resolved the claims of certain JV LIF claimants.   The remaining claims against the JV LIF in the aggregate total approximately $15.4 million and the balance of the JV LIF as of the date of this report is approximately $2.7 million.

To the extent the Bankruptcy Court grants the LIF Motion as to any unresolved JV LIF claims, the Bankruptcy Court could require the ART to replenish the JV LIF in an amount that satisfies all unresolved claims while the dispute is still pending. Additionally, the ART may be required to replenish the JV LIF in an amount that satisfies all pending unresolved claims and returns the balance in the fund to $10.0 million. The ART has adequate liquidity to satisfy that obligation if required.

At this time, the ART cannot predict the outcome of the remaining proceedings or estimate the possible financial effect of these proceedings on the ART.

5                             Fair Value of Financial Instruments

The ART invests in FDIC insured bank certificates of deposit (“CDs”). CD investments held by the ART as of December 31, 2010 matured in the first quarter of 2011. At maturity, the ART elected to re-invest in CDs with a maturity of 90 days or less when purchased. CDs with a maturity of 90 days or less when purchased are classified as cash and cash equivalents and those with a maturity exceeding 90 days are classified as temporary investments.  The ART had no temporary investments as of September 30, 2011.

The fair value of the note receivable and accrued interest has been determined using unobservable inputs (i.e. Level 3, as defined in Accounting Standards Codification 820-10) and approximates $5.1 million as of September 30, 2011 and $4.5 million as of December 31, 2010. The fair value was derived by discounting to September 30, 2011 and December 31, 2010 the projected maturity value of the note including accrued interest. The projected maturity values, including interest were calculated using life expectancy tables. The discount rate is based on the yield on the notes issued by the life insurance companies underwriting the life insurance policies and various risk factors associated with the note.

The carrying values were approximately $6.5 million as of September 30, 2011 and approximately $6.2 million as of December 31, 2010. The note bears 8% simple interest and is recourse only to the proceeds of various life insurance policies on Mr. and Mrs. Leonard Tow totaling approximately $28 million.

6                                          Subsequent Events

Events subsequent to September 30, 2011 have been evaluated through November 4, 2011, the date the accompanying financial statements were issued. Other than as discussed herein, there have been no subsequent events that would be material to the financial statements of the ART, including Cause of Action settlements or judgments or Distributions or decisions concerning future Distributions.

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

Distributions will be made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration. On December 21, 2010 the ART made a Distribution of $215 million in cash payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. It is not possible to determine at this time if there will be future Distributions to the Holders of Interests in the Trust. No other Distributions have occurred or are currently planned. As of September 30, 2011, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

CVV Series of Interest:	As of September 30, 2011
Series RF	115,000,000
Series Arahova	722,639,681
Series FrontierVision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2	339,207,075
Series ACC-3	119,430,302
Series ESL (1)	17
Series ACC-4	1,790,968,272
Series ACC-5 (1)	458
Series ACC-6B	150,000,000
Series ACC-6B1 (1)	3
Series ACC-6D	575,000,000
Series ACC-6D1 (1)	229,004
Series ACC-6E/F	935,812,456
Series ACC-6E/F1 (1)	277,210
Series ACC-7	217,022,640
Series ACC-7A (1)	1,537,766,752

(1) For each of these categories of Interests (which include disputed claims), each holder of a disputed claim was awarded one Interest. The number of Interests is expected to change based on the resolution of disputed claims.

A schedule summarizing the Distribution priority waterfall as of September 30, 2011 is set forth below:

ART Distribution Waterfall Chart (1)

September 30, 2011

Remainig Aggregate Distribution (2)	Distribution Description (3)	ART Distribution Recipient
Up to 15,000,000	Until RF holders have received an aggregate $115 million	RF	50.00%
		Arahova	22.94%
		ACC-1	21.36%
		Olympus	2.50%
		FrontierVision	1.25%
		ACC-2	1.12%
		ACC-3	0.45%
		FPL	0.38%
15,000,001 - 371,000,000	Until Series Olympus has received aggregate distributions of $16 million plus the Olympus Fees, plus accrued post-Effective Date dividends	Arahova	45.87%
		ACC-1	42.73%
		Olympus	5.00%
		FrontierVision	2.50%
		ACC-2	2.25%
		ACC-3	0.90%
		FPL	0.75%
371,000,001 - 950,000,000	Until cumulative distribution is $1,165 million	Arahova	48.37%
		ACC-1	45.06%
		FrontierVision	2.50%
		ACC-2	2.37%
		ACC-3	0.95%
		FPL	0.75%
950,000,001 - 3,996,000,000	Until Series Arahova has received $625 million plus the Arahova Fees plus accrued post-Effective Date dividends	ACC-1	76.60%
		Arahova	14.51%
		ACC-2	4.03%
		FrontierVision	2.50%
		ACC-3	1.61%
		FPL	0.75%
3,996,000,001 - 4,660,000,000	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends (ACC-1 and ACC-3 paid in full)	ACC-1	90.11%
		ACC-2	4.74%
		FrontierVision	2.50%
		ACC-3	1.90%
		FPL	0.75%
4,660,000,001 - 4,694,000,000	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends	ACC-2	96.75%
		FrontierVision	2.50%
		FPL	0.75%
4,694,000,001 - 4,710,000,000

Until the holders of Claims in Class ACC Notes and in Classes ACC Trade and ACC Other Unsecured have been paid in full including Case Contract Interest (ACC Notes) and Case 8% Interest (ACC Trade and ACC Other Unsecured) and accrued post-Effective Date dividends

		ACC-2 FrontierVision	97.50 2.50	% %

	Until Series FrontierVision has received aggregate distributions of $85 million plus 80% of the FrontierVision Fees, plus accrued post-Effective Date dividends	FrontierVision	100.00%
4,710,000,001 - 4,772,000,000	Until the additional distribution to the Series Arahova Interests equals $50 million plus accrued post-Effective Date dividends at a rate of 5% per annum	Arahova	100.00%
Not Quantifiable	Until ESL holders have received Payment in Full of their Claims and Case 8% interest plus accrued post-Effective Date dividends
Not Quantifiable	Until ACC-4 holders have received the full amount of their Allowed Claims plus Case Contract Interest plus accrued post-Effective Date dividends
Not Quantifiable	Until ACC-5 holders have received the full amount of their Allowed Claims plus Case 8% interest plus accrued post-Effective Date dividends
Not Quantifiable	Until ACC-6 holders receive distributions in accordeance with the relative priorities established by the Liquidation Preferences governing the shares of ACC Preferred Stock and the Bankruptcy Code
Not Quantifiable	Each ACC-7 holder is entitled to receive a pro rata share of any distributions remaining

(1) Capitalized terms used but not otherwise defined have the respective meaning given to them under the Plan. Remaining aggregate distributions and ART distribution percentages are as of September 30, 2011.

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

Third Quarter 2011 vs Third Quarter 2010

Total revenues consisting solely of interest decreased to approximately $116,000 in the third quarter of 2011 from approximately $165,000 in the third quarter of 2010. The decrease of approximately $49,000 was caused by a reduction in average invested cash balances and a decrease in investment yields. There were no court approved settlements or related revenues for either the third quarter of 2011 or for the third quarter of 2010.

Total operating expenses for the ART decreased to approximately $2.6 million in the third quarter of 2011 from approximately $8.0 million in the third quarter of 2010. The cost decrease of approximately $5.4 million was caused by a decrease in professional litigation costs of $5.3 million, general and administrative costs of $68,096 and professional administrative costs of $37,503.

Professional litigation costs decreased by approximately $5.3 million in the third quarter of 2011 compared to the third quarter of 2010 due to decreased professional expenses of $7.2 million related to the Bank Cause of Action which was settled in the fourth quarter of 2010. The decrease was partially offset by increased costs of $1.4 million for the FPL Cause of Action and $0.5 million for other Causes of Action as these legal activities accelerated.

General and administrative costs decreased by approximately $68,000 in the third quarter of 2011 when compared to the third quarter of 2010. The ART experienced decreased costs of approximately $82,000 in the third quarter of 2011 for Trustee expenses, bank fees, insurance premiums and audit costs but had offsetting increased costs of approximately $14,000 for tax and SEC filing costs between the same comparable periods.

Professional administrative costs decreased by approximately $38,000 in the third quarter of 2011 compared to the third quarter of 2010. The decreased costs in the third quarter of 2011 relate to legal support costs incurred by the ART to manage trust operations, administrative requirements, Cause of Action oversight and regulatory compliance.

As a result of the decrease in total revenues of approximately $49,000 and the decrease in total operating expenses of approximately $5.4 million in the third quarter of 2011 compared to the third quarter of 2010, the net loss of approximately $2.5 million for the quarter ended September 30, 2011 was approximately $5.3 million lower than the net loss for the quarter ended September 30, 2010.

Nine months ended  September 30, 2011 versus the nine months ended September 30, 2010

Total revenues consisting solely of interest decreased to approximately $382,000 for the nine months ended September 30, 2011 from approximately $475,000 for the nine months ended September 30, 2010. The decrease of approximately $93,000 was caused by a decrease in the average invested cash balance and a decrease in investment yields during the nine months ended September 30, 2011 compared to the nine month period ended September 30, 2010.  There were no settlements or related revenues for the nine months ended September 30, 2011 or for the nine months ended September 30, 2010.

Total operating expenses for the ART decreased to approximately $8.1 million for the nine months ended September 30, 2011 compared to approximately $24.5 million for the nine months ended September 30, 2010. The decrease of approximately $16.4 million was caused by decreased professional litigation expenses of approximately $16.3 million and general and administrative costs of $198,840 offset by an increase in professional administrative costs of approximately $121,705 between the same comparable periods.

Professional litigation costs decreased approximately $16.3 million for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010. There were decreased costs for the Bank Cause of Action totaling approximately $21.5 million which was settled in the fourth quarter of 2010 and offsetting increased costs of approximately $3.4 million for the FPL Cause of Action and $1.8 million for other Causes of Action for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010. The changes in costs were caused by changes in activity levels related to the various Causes of Action.

General and administrative costs decreased approximately $199,000 for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010. The ART experienced decreased costs of approximately $259,000 for the nine months ended September 30, 2011 for  bank fees, insurance premiums, Trustee and audit  costs but had offsetting increased costs of approximately $60,000 for SEC and tax filing costs and Trustee additional service compensation.

Professional administrative costs increased approximately $122,000 for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increased costs relate primarily to increased costs for the ART regulatory compliance and Cause of Action oversight.

As a result of the decrease in total revenues of approximately $93,000 and the decrease in total operating expenses of approximately $16.4 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, the net loss of approximately $7.8 million for the nine months ended September 30, 2011 was approximately $16.3 million lower than the net loss for the nine months ended September 30, 2010.

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

Based upon cash and cash equivalent balances as of September 30, 2011 totaling approximately $77.1 million along with expected expenses and other potential disbursements, the ART expects to meet its obligations as they come due during the next twelve months. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that cash will be available to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and seeking methods to reduce legal professional and administrative costs are all strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the ART’s ability to maximize recoveries from settlements.

The nature of the ART’s operation does not give rise to capital expenditures and there are no current or expected commitments for capital expenditures in the next twelve months. Should a need for capital expenditures arise, the ART would fund the requirement from existing assets. Additionally, the ART currently has no long-term contracts or other long-term obligations.

Cash and cash equivalent balances at September 30, 2011 of approximately $77.1 million are $55.2 million higher than as of December 31, 2010. This increase is due to cash and cash equivalents provided from investing activities of $64.8 million offset by the use of cash and cash equivalents for operating activities of $9.6 million.

All of the ART’s 6 month CDs held as of December 31, 2010 matured in the first quarter of 2011. The value of the CDs including accrued interest at December 31, 2010 was $64.8 million. The ART invested the proceeds in CDs with a 3 month or shorter maturity, a U.S. Treasury and government agency securities money market fund and a deposit account. All of those investments are considered cash equivalents as of September 30, 2011.

The $9.6 million use of cash for operating activities included a net loss for the nine months ended September 30, 2011 of approximately $7.8 million, a decrease in accrued expenses of approximately $0.8 million. The decrease of $0.8 million in accrued expenses is due to the timing of vendor payments. Other operating activities include the accrual of interest on a note receivable of approximately $0.3 million and the payment for prepaid assets of $0.8 million net of amortization during the nine months ended September 30, 2011.

As of September 30, 2011, the ART has a total of $77.1 million of cash and cash equivalents which include investments in three-month or shorter FDIC fully-insured bank CDs in the amount of $61.0 million, a U.S. Treasury and government agency securities money market fund in the amount of $12.3 million and deposit accounts in the amount of $3.8 million. The ART considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As such, the three-month CDs have been classified as cash equivalents as of September 30, 2011. All investments during the quarter were fully compliant with the ART investment policy.

As discussed further in Note 4 to the unaudited condensed financial statements, there is an ongoing dispute regarding the Litigation Indemnification Fund created under the Third Modified Fourth Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code for Century-TCI Debtors and Parnassos Debtors (the”JV LIF”).  To date, Century-TCI and Parnassos lenders (the “JV Lenders”) have submitted formal claims of approximately $26.9 million in aggregate (“JV LIF Claims”) in excess of the $10.0 million initially deposited in the JV LIF (or approximately $36.9 million in total) and have indicated an intention to submit additional claims in the future.

As of the date of this report the ART has resolved the claims of certain JV LIF claimants and approximately $15.4 million in total claims remain in dispute and the JV LIF cash balance approximates $2.7 million. If the Bankruptcy Court finds in favor of the JV Lenders in that dispute, the Bankruptcy Court could determine that the JV LIF must be replenished by the amount of the disputed JV LIF Claims while the dispute is still pending. Additionally, the ART may be required to replenish the JV LIF in an amount that satisfies all pending unresolved claims and returns the balance in the fund to $10.0 million. The ART has adequate liquidity to pay such obligation, if required.

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

The ART invests cash in either FDIC insured deposit accounts, FDIC insured bank CDs or a money market fund invested in short-term U.S. Treasury and government agency securities including repurchase agreements collateralized fully by U.S. Treasury and government agency securities. The CDs have 3 month or less maturity terms and as of September 30, 2011 the money market fund has a 45 day weighted average maturity for the underlying securities. Interest income from these investments is subject to interest rate fluctuations.

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

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2011. Based on their evaluation, the Trustees and the Trust Administrator concluded that as of September 30, 2011, the ART’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in the ART’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the ART’s internal control over financial reporting.

PART II

Item 1                                        Legal Proceedings

Except as set forth below, there have been no material developments in the legal proceedings described in the ART’s Form 10-K as filed on March 4, 2011 or as updated in the ART’s Form 10-Qs filed on May 13, 2011 and July 29, 2011.

Causes of Action

FPL Litigation

The FPL action seeks to recover an alleged fraudulent transfer arising out of Adelphia’s repurchase of certain of its stock from FPL in January 1999 for $149.5 million.  Pursuant to the Plan, the claims asserted in the FPL Litigation were transferred to the ART.  On July 13, 2011, the Bankruptcy Court denied FPL’s motion for leave to amend its answer to add a new defense.   FPL filed an appeal of the Bankruptcy Court’s July 13, 2011 decision.  FPL’s appeal has been briefed by the parties and is awaiting decision by the District Court. At a status conference with the Bankruptcy Court, FPL advised the Bankruptcy Court of its intention to move to withdraw the reference to the Bankruptcy Court which, if granted, would cause the action to be transferred to the District Court. On September 28, 2011, FPL filed its motion to withdraw the reference. The motion is pending before the District Court and is being briefed by the parties. The trial will be rescheduled after the District Court rules on the motion.

At this time, the ART cannot predict the outcome of the FPL Litigation or estimate the possible financial effect of this proceeding on the ART’s financial statements.

Sabres Litigation

The Sabres action involves claims for fraudulent conveyance, aiding and abetting breach of fiduciary duty, and equitable subordination or disallowance against Key Bank, N.A. (“Key Bank”), Fleet National Bank (“Fleet”), and HSBC Bank USA, N.A. (“HSBC”) (collectively, the “Sabres Banks”) arising from (i) Adelphia’s purchase of and payments on certain loans made by the Sabres Banks to a Rigas Family partnership that owned the Buffalo Sabres hockey team and (ii) John Rigas’ purchase of the team using Adelphia financing.  HSBC has asserted counterclaims against Adelphia for “post-petition tort,” contribution and indemnification.

The District Court for the Western District of New York granted a permanent injunction against the ART’s prosecution of the fraudulent conveyance claims against the Sabres Banks and the Second Circuit affirmed that decision.  The claims against Fleet were resolved as part of the settlement with Fleet and other defendants in the Bank Litigation.

An Order and Stipulation dated October 31, 2011 establishes a schedule for briefing and argument of the Sabres Banks’ motions to dismiss the ART’s remaining claims against Key Bank and HSBC and the ART’s motions to dismiss HSBC’s counterclaims.

At this time, the ART cannot predict the outcome of the Sabres Litigation against Key Bank and HSBC or estimate the possible financial effect of this proceeding on the ART’s financial statements.  The ART also cannot predict the outcome of HSBC’s counterclaims or estimate the possible financial effect of this proceeding on the ART’s financial statements.

Contingent Liabilities

Litigation Indemnification Fund Litigation

Pursuant to the Third Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code for Century-TCI Debtors and Parnassos Debtors (the “JV Plan”), which became effective on July 31, 2006; the Plan, which became effective on February 13, 2007; and certain other orders entered by the Bankruptcy Court, litigation indemnification funds (each, a “LIF”) were created with funds provided by Adelphia to provide certain defendants in the Bank Litigation (see Plan) provisional and conditional reimbursement of legal fees and expenses expected to be incurred in connection with defending litigation involving certain credit facilities.

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

Certain entities (the “JV Claimants”) submitted formal claims that through September 30, 2011 aggregated approximately $26.9 million in excess of the $10.0 million initially deposited in the JV Litigation Indemnification Fund by Adelphia.  Thus, claims against the JV LIF totaled approximately $36.9 million and certain of the JV Claimants indicated an intention to submit additional claims in the future.  Adelphia and the ART asserted that the JV LIF claims were improper.

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

The Bankruptcy Court heard argument of counsel on May 25, 2011, and stated that an evidentiary hearing would be required to resolve any JV LIF claims that may remain in dispute at the time of such hearing.   Since May 25, 2011, the ART has resolved the claims of certain JV LIF claimants.   The remaining claims against the JV LIF in the aggregate total approximately $15.4 million and the balance of the JV LIF as of the date of this report is approximately $2.7 million.

To the extent the Bankruptcy Court grants the LIF Motion as to any unresolved JV LIF claims, the Bankruptcy Court could require the ART to replenish the JV LIF in an amount that satisfies all unresolved claims while the dispute is still pending. Additionally, the ART may be required to replenish the JV LIF in an amount that satisfies all pending unresolved claims and returns the balance in the fund to $10.0 million. The ART has adequate liquidity to satisfy that obligation if required.

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
101

The following materials from Adelphia Recovery Trust’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL: (i) Condensed Balance Sheets (ii) Condensed Statements of Operations (iii) Condensed Statements of Cash Flows; and (iv) Notes to Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2011

By: Quest Turnaround Advisors, LLC
as Trust Administrator of the Adelphia Recovery Trust
/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Member