Form 10-K
period 2011-12-31
Adelphia Recovery Trust
filed 2012-03-09
CIK 1433669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The Plan provides that the ART shall dissolve upon the earlier of the distribution of all of its assets to the Holders or the fifth anniversary of its creation which was on February 13, 2012, subject to the right of the Trustees to extend the ART’s term with the approval of the Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). In November 2011, the ART filed a motion to extend the term of the ART through December 31, 2014 because several Causes of Action were unlikely to be resolved prior to February 13, 2012. In December 2011 the motion was granted by the Bankruptcy Court. The Bankruptcy Court may approve additional extensions to resolve the Causes of Action, distribute the net proceeds to Holders or complete the administration of the ART.

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

Distributions are made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration and are payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. On December 21, 2010 the ART made a distribution of $215 million in cash. A record date of December 13, 2010 was established by the Trust for purposes of this distribution. The ART made no distributions in 2011. The Trustees announced an approved distribution on February 16, 2012 in the amount of $30 million in cash. The record date for the distribution was February 23, 2012 and the distribution was completed on March 1, 2012. No other distributions are currently anticipated.

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

• sign Exchange Act filings (Form 10, Form 10-Q, Form 10-K and otherwise) in its capacity as Trust Administrator, including the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002; and

• assist the ART in such other matters as reasonably requested by the Trustees to enable the ART to comply with the Exchange Act and the Exchange Act Rules.

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

The outcome of litigation is inherently speculative and limited information regarding the developments and potential outcomes of litigation will be available; therefore, it may be difficult for Holders to assess the final amount of recovery

The ART files annual reports on Form 10-K and quarterly reports on Form 10-Q that will include an overview of the status of the pending Causes of Action. The ART will also advise Holders if there is a material final judicial decision in any of the Causes of Action or any material settlements. The ART’s ability to disclose details of the Causes of Action in this filing or in future public filings may be limited, however, by the inherent nature and rules of judicial proceedings, including, among other things, proceedings and filings that are sealed by a court, matters involving attorney-client and work product privilege and proceedings that are conducted on a confidential basis by agreement of the parties, such as settlement negotiations. Furthermore, due to the speculative nature of litigation, it may be difficult for Holders to make a meaningful determination of the potential outcome on any Cause of Action.

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

Certain tax positions are subject to challenge by the Internal Revenue Service

For tax purposes, the ART’s assets were deemed transferred by the bankruptcy estate to the Holders, who then contributed them to the ART, in 2007. The ART was required to value the assets transferred to it on the formation of the trust and to notify Holders of those valuations. The Holders were then responsible for determining their individual tax consequences of the transfer. Because the assets are litigation claims against third parties, they are difficult to value with precision. The Internal Revenue Service could disagree with the value determined by the ART, and if the IRS were to sustain a higher valuation that could result in additional taxable income to the Holders in 2007. In addition, the ART has taken the position that recoveries from settlements and litigation constitute basis recovery first, and any additional recoveries will be treated as gain. The Internal Revenue Service could take a different position with respect to basis recovery, which if successful would accelerate the timing of income recognition.

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

Item 3. Legal Proceedings.

Pending Causes of Action

Goldman Sachs Litigation

On July 6, 2003, the Creditors Committee filed a complaint in the Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) against Adelphia’s pre-petition commercial banks and lenders, Adelphia’s former investment bankers and financial advisors, and assignees of Adelphia’s pre-petition bank debt (the “Bank Litigation”).  On February 9, 2006, the United States District Court for the Southern District of New York (the “District Court”) granted a motion filed by certain defendants to withdraw the reference to the Bankruptcy Court.

The complaint included a claim for intentional fraudulent transfer against Goldman Sachs, Inc. arising from Adelphia Communications Corporation’s pre-petition repayment of the Rigases’ personal margin loans in an amount of approximately $63 million.  On May 6, 2009, the Court denied Goldman Sachs’ motion to dismiss.  Goldman moved for summary judgment on March 2, 2010.  Following argument in August 2010, Goldman supplemented its motion on November 12, 2010.  On April 7, 2011, the District Court granted Goldman’s summary judgment motion and judgment was entered on April 13, 2011.  On May 6, 2011, the ART timely filed its notice of appeal to the Court of Appeals for the Second Circuit.  The appeal has been fully briefed. Oral argument has not yet been scheduled.

At this time, the ART cannot predict the outcome of the Goldman Sachs Litigation or estimate the possible financial effect of this proceeding on the ART’s financial statements.

FPL Litigation

On June 24, 2004, the Creditors’ Committee filed a fraudulent conveyance complaint against FPL Group, Inc. and West Boca Security, Inc. (collectively, “FPL”) in the Bankruptcy Court for the Southern District of New York relating to pre-petition transactions.  The FPL action seeks to recover an alleged fraudulent transfer arising out of Adelphia’s repurchase of certain of its stock from FPL in January 1999 for $149.5 million. Pursuant to the Plan, the claims asserted in the FPL Litigation were transferred to the ART.

On July 13, 2011, the Bankruptcy Court denied FPL’s motion for leave to amend its answer to add a new defense.  FPL filed an appeal of the Bankruptcy Court’s July 13, 2011 decision.  FPL’s appeal has been briefed by the parties and is under submission to the District Court.  On September 28, 2011, FPL moved to withdraw the reference to Bankruptcy Court.  The District Court denied FPL’s motion to withdraw the reference on January 30, 2012.  Trial is scheduled to begin April 30, 2012.

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

The District Court for the Western District of New York granted a permanent injunction against the ART’s prosecution of the fraudulent conveyance claims against the Sabres Banks and the Second Circuit affirmed that decision.  The ART’s claims against Fleet were resolved as part of the settlement between the ART and Fleet and other defendants in the Bank Litigation.

The remaining Sabres Banks have moved to dismiss the ART’s claims for aiding and abetting breach of fiduciary duty and equitable subordination or disallowance.  That motion has been fully briefed and is pending.  The ART has moved to dismiss HSBC’s counterclaims, and that motion also has been fully briefed and is pending. The District Court heard argument on the motions on February 23, 2012, and the motions are under submission.

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

The Prestige action seeks to recover fraudulent transfers in connection with Adelphia’s purchase of the assets of Prestige Communications of N.C., Inc., an acquisition that closed on July 5, 2000, as well as a claim that the owners of the Prestige Cable Systems aided and abetted breaches of fiduciary duty on the part of the Rigas family in connection with the transaction.   Pursuant to the Plan, which became effective on February 13, 2007, the claims asserted in the Prestige Litigation were transferred to the ART.

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

Settled Matters

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

On November 18, 2010, the District Court approved a settlement pursuant to which the ART’s claims against the Agent Bank and Investment Bank Defendants were released in exchange for a payment of $175 million.  On February 14, 2011, the District Court approved a settlement agreement between the ART and the Non-Agent Lenders and Additional Non-Agent Lenders.

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

On August 3, 2007, the ART announced that it had reached a settlement with Deloitte to resolve the claims between Adelphia, the ART, and Deloitte in exchange for a payment of $167.5 million, subject to the approval of the Bankruptcy Court. The Bankruptcy Court entered an order approving the settlement on August 16, 2007.

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

Litigation Indemnification Fund Litigation

Pursuant to the Third Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code for Century-TCI Debtors and Parnassos Debtors (the “JV Plan”), which became effective on July 31, 2006; the Plan, which became effective on February 13, 2007; and certain other orders entered by the Bankruptcy Court, litigation indemnification funds (each, a “LIF”) were created and held by Adelphia to provide certain defendants in the Bank Litigation (see above) provisional and conditional reimbursement of legal fees and expenses expected to be incurred in connection with defending litigation involving certain credit facilities.

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

The LIFs created under the Plan (the “Plan LIFs”) are fixed in amounts and not subject to replenishment.  Because the JV LIF is evergreen, whereas the Plan LIFs are capped, the allocation of defense costs among the categories of LIFs is a matter of economic significance.

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

The JV LIF claims involving Societe Generale, S.A. were resolved by settlement in 2010.  The claims of the remaining JV LIF Claimants were resolved by settlement in 2011.  The ART contributed $1.2 million to the JV evergreen LIF in connection with the final settlement of the JV LIF claims. Those settlements fully resolved all claims asserted against the JV LIF.

Item 4. Mine Safety Disclosures.

Not Applicable

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

As of December 31, 2011, the approximate number of record holders in each class of Interests was as follows:

Holders
Class	(#)
RF	1
Arahova	54
FrontierVision	16
FPL	4
Olympus	14
ESL	1
ACC-1	78
ACC-2	186
ACC-3	29
ACC-4	59
ACC-5	1
ACC-6B	30
ACC-6B1	1
ACC-6D	41
ACC-6D1	2
ACC-6E/F	48
ACC-6E/F1	3
ACC-7	2,661
ACC-7A	28
Total	3,257

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

Each class of Interest has a different distribution priority. As set forth in the distribution priority waterfall below, distributions (if any) to certain classes of Interests are contingent upon payment in full (or in some cases, in part) to classes of Interests with higher distribution priorities. In connection with a distribution, Holders are entitled to receive their pro rata portion of a stated amount and dividends on such stated amount, the rate of which is set forth in the Plan for each class of Interests. However, Holders of CVV Series RF Interests, CVV Series ACC-6B, CVV Series ACC-6B1, CVV Series ACC-6D, CVV Series ACC-6D1, CVV Series ACC-6E/F, CVV Series ACC-6E/F1, CVV Series  ACC-7 and CVV Series ACC-7A Interests do not earn dividends on their stated amount. A schedule summarizing the distribution priority waterfall is set forth below as of December 31, 2011 and should be read in conjunction with the Interest Holder Distribution data on page 20.

ART Distribution Waterfall Chart

December 31, 2011 (1)

Remainig Aggregate Distribution (2)	Distribution Description (3)	ART Distribution Recipient
Up to 15,000,000	Until RF holders have received an aggregate $115 million	RF	50.00%
		Arahova	22.94%
		ACC-1	21.36%
		Olympus	2.50%
		FrontierVision	1.25%
		ACC-2	1.12%
		ACC-3	0.45%
		FPL	0.38%

15,000,001 - 376,000,000	Until Series Olympus has received aggregate distributions of $16 million plus the Olympus Fees, plus accrued post-Effective Date dividends	Arahova	45.87%
		ACC-1	42.73%
		Olympus	5.00%
		FrontierVision	2.50%
		ACC-2	2.25%
		ACC-3	0.90%
		FPL	0.75%

376,000,001 - 950,000,000	Until cumulative distribution is $1,165 million	Arahova	48.37%
		ACC-1	45.06%
		FrontierVision	2.50%
		ACC-2	2.37%
		ACC-3	0.95%
		FPL	0.75%

950,000,001 - 4,092,000,000	Until Series Arahova has received $625 million plus the Arahova Fees plus accrued post-Effective Date dividends	ACC-1	76.60%
		Arahova	14.51%
		ACC-2	4.03%
		FrontierVision	2.50%
		ACC-3	1.61%
		FPL	0.75%

4,092,000,001 - 4,731,000,000	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends (ACC-1 and ACC-3 paid in full)	ACC-1	90.11%
		ACC-2	4.74%
		FrontierVision	2.50%
		ACC-3	1.90%
		FPL	0.75%

4,731,000,001 - 4,768,000,000	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends	ACC-2	96.75%
		FrontierVision	2.50%
		FPL	0.75%

4,768,000,001 - 4,781,000,000	Until the holders of Claims in Class ACC Notes and in Classes ACC Trade and ACC Other Unsecured have been paid in full including Case Contract Interest (ACC Notes) and Case 8% Interest (ACC Trade and ACC Other Unsecured) and accrued post-Effective Date dividends	ACC-2	97.50%
		FrontierVision	2.50%

4,781,000,001 - 4,782,000,000	Until Series FrontierVision has received aggregate distributions of $85 million plus 80% of the FrontierVision Fees, plus accrued post-Effective Date dividends	FrontierVision	100.00%

4,782,000,001 - 4,844,000,000	Until the additional distribution to the Series Arahova Interests equals $50 million plus accrued post-Effective Date dividends at a rate of 5% per annum	Series Arahova	100.00%

Not Quantifiable	Until ESL holders have received Payment in Full of their Claims and Case 8% interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-4 holders have received the full amount of their Allowed Claims plus Case Contract Interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-5 holders have received the full amount of their Allowed Claims plus Case 8% interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-6 holders receive distributions in accordance with the relative priorities established by the Liquidation Preferences governing the shares of ACC Preferred Stock and the Bankruptcy Code

Not Quantifiable	Each ACC-7 holder is entitled to receive a pro rata share of any distributions remaining

Capitalized terms used but not otherwise defined have the respective meaning given to them under the Plan.

(1) Remaining aggregate distributions and ART distribution percentages are as of December 31, 2011.

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

Distributions are made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration and are payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. On December 21, 2010 the ART made a distribution of $215 million in cash. A record date of December 13, 2010 was established by the Trust for purposes of this distribution. No distributions were made in 2011. The Trustees announced an approved distribution on February 16, 2012 in the amount of $30 million in cash. The record date for the distribution was February 23, 2012 and the distribution was completed on March 1, 2012. No other distributions are currently anticipated.

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

Interest Holder Distributions

On December 21, 2010 the ART made a distribution of $215 million in cash payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. A record date of December 13, 2010 was established by the Trust for purposes of this distribution. The ART made no distributions in 2011. The Trustees announced an approved distribution on February 16, 2012 in the amount of $30 million in cash. The record date for the distribution was February 23, 2012 and the distribution was completed on March 1, 2012. The per-Interest amount of the distribution and the total amount of the distribution by series of Interest is set forth below. The distribution fully resolved the Series RF claims.

Adelphia Recovery Trust

$30 Million Cash Distribution per Interest to Holders of Record as of February 23, 2012

	DISTRIBUTION PER INTEREST:
		Column A		Column B		Column C
	CUSIP Number	Distribution Amount per Interest		Number of Interests		Total Distribution Amount
CVV Series RF	00685R 84 7	$0.0652173913	x	115,000,000	=	$7,500,000
CVV Series Arahova Interests	00685R 10 2	$0.0142832267	x	722,639,681	=	$10,321,626
CVV Series FrontierVision Interests	00685R 20 1	$0.0064953810	x	86,600,001	=	$562,500
CVV Series FPL Interests	00685R 86 2	$0.0066176470	x	25,575,129	=	$169,247
CVV Series Olympus Interests	00685R 30 0	$0.0661764667	x	17,000,001	=	$1,125,000
CVV Series ACC-1 Interests	00685R 40 9	$0.0019863666	x	4,839,988,165	=	$9,613,991
CVV Series ACC-2 Interests	00685R 50 8	$0.0014899223	x	339,207,075	=	$505,392
CVV Series ACC-3 Interests	00685R 60 7	$0.0016934014	x	119,430,302	=	$202,244
CVV Series ESL Interests	00685R 85 4	$0	x	17	=	$0
CVV Series ACC-4 Interests	00685R 70 6	$0	x	1,790,968,272	=	$0
CVV Series ACC-5 Interests	00685R 80 5	$0	x	458	=	$0
CVV Series ACC-6B Interests	00685R 83 9	$0	x	150,000,000	=	$0
CVV Series ACC-6B1 Interests	00685R 82 1	$0	x	3	=	$0
CVV Series ACC-6D Interests	00685R 81 3	$0	x	575,000,000	=	$0
CVV Series ACC-6D1 Interests	00685R 79 7	$0	x	229,004	=	$0
CVV Series ACC-6E/F Interests	00685R 78 9	$0	x	935,812,456	=	$0
CVV Series ACC-6E/F1 Interests	00685R 77 1	$0	x	277,210	=	$0
CVV Series ACC-7 Interests	00685R 87 0	$0	x	217,022,640	=	$0
CVV Series ACC-7A Interests	00685R 76 3	$0	x	1,537,766,752	=	$0

TOTALS				11,472,517,166		$30,000,000

A schedule summarizing the distribution priority waterfall updated to reflect the effects of the $30 million distribution that was completed on March 1, 2012 is set forth below.

ART Distribution Waterfall Chart After the Effects of the $30 Million Distribution

 March 1, 2012(1)

Remainig Aggregate Distribution (2)	Distribution Description (3)	ART Distribution Recipient
0	RF Holders Paid In Full	RF	0.00%
		Arahova	0.00%
		ACC-1	0.00%
		Olympus	0.00%
		FrontierVision	0.00%
		ACC-2	0.00%
		ACC-3	0.00%
		FPL	0.00%

0 - 349,000,000	Until Series Olympus has received aggregate distributions of $16 million plus the Olympus Fees, plus accrued post-Effective Date dividends	Arahova	45.87%
		ACC-1	42.73%
		Olympus	5.00%
		FrontierVision	2.50%
		ACC-2	2.25%
		ACC-3	0.90%
		FPL	0.75%

349,000,001 - 920,000,000	Until cumulative distribution is $1,165 million	Arahova	48.37%
		ACC-1	45.06%
		FrontierVision	2.50%
		ACC-2	2.37%
		ACC-3	0.95%
		FPL	0.75%

920,000,001 - 4,126,000,000	Until Series Arahova has received $625 million plus the Arahova Fees plus accrued post-Effective Date dividends	ACC-1	76.60%
		Arahova	14.51%
		ACC-2	4.03%
		FrontierVision	2.50%
		ACC-3	1.61%
		FPL	0.75%

4,126,000,001 - 4,747,000,000	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends (ACC-1 and ACC-3 paid in full)	ACC-1	90.11%
		ACC-2	4.74%
		FrontierVision	2.50%
		ACC-3	1.90%
		FPL	0.75%

4,747,000,001 - 4,787,000,000	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends	ACC-2	96.75%
		FrontierVision	2.50%
		FPL	0.75%

4,787,000,001 - 4,798,000,000	Until the holders of Claims in Class ACC Notes and in Classes ACC Trade and ACC Other Unsecured have been paid in full including Case Contract Interest (ACC Notes) and Case 8% Interest (ACC Trade and ACC Other Unsecured) and accrued post-Effective Date dividends	ACC-2	97.50%
		FrontierVision	2.50%

4,798,000,001 - 4,799,000,000	Until Series FrontierVision has received aggregate distributions of $85 million plus 80% of the FrontierVision Fees, plus accrued post-Effective Date dividends	FrontierVision	100.00%

4,799,000,001 - 4,861,000,000	Until the additional distribution to the Series Arahova Interests equals $50 million plus accrued post-Effective Date dividends at a rate of 5% per annum	Series Arahova	100.00%

Not Quantifiable	Until ESL holders have received Payment in Full of their Claims and Case 8% interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-4 holders have received the full amount of their Allowed Claims plus Case Contract Interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-5 holders have received the full amount of their Allowed Claims plus Case 8% interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-6 holders receive distributions in accordance with the relative priorities established by the Liquidation Preferences governing the shares of ACC Preferred Stock and the Bankruptcy Code

Not Quantifiable	Each ACC-7 holder is entitled to receive a pro rata share of any distributions remaining

Capitalized terms used in this chart but not otherwise defined have the respective meaning given to them under the Plan.

(1)  Remaining aggregate distributions and ART distribution percentages are as of March 1, 2012.

(2) Pursuant to the terms of the Plan, certain series of Interests are entitled to post-Effective Date dividends on certain amounts due to the corresponding class of claims. For purposes of calculating the reference amount on which post-Effective Date dividends accrue, the distribution of the True-Up Holdback is treated as if it occurred on the Effective Date.  Remaining aggregate distributions have been reduced as a result of the $215 million cash distribution to certain CVV Holders as of December 21, 2010, the $30 million cash distribution on March 1, 2012 as well as distributions made by Adelphia for excess reserves and for refunds of reserves established for Settlement Party Fee Claims.

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

Summary of Changes in Net Assets

(millions)	For year ended December 31, 2011	For year ended December 31, 2010

Net assets, beginning of year	$91.0	$167.4

Revenues	0.5	175.6
Expenses	11.5	37.0
Net income (loss)	(11.0)	138.6
Distributions to Interest Holders	0.0	(215.0)

Net assets, end of year	$80.0	$91.0

Summary of Balance Sheet Items

(millions)	As of December 31, 2011	As of December 31, 2010

Total assets	$80.4	$92.9
Total liabilities	$0.3	$1.9

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Adelphia Recovery Trust was formed as a Delaware statutory trust pursuant to that certain First Modified Fifth Amended Joint Chapter 11 Plan of Reorganization of Adelphia and certain of its subsidiaries. The purpose of the ART is to prosecute the various Causes of Action transferred to the ART pursuant to the Plan and distribute to the owners of the Interests in the ART the net proceeds of such Causes of Action, according to the relative priorities established pursuant to the Plan, subject to the retention of various amounts to fund the prosecution of those Causes of Action and operations of the ART. Pursuant to the Plan, in addition to the Causes of Action, Adelphia transferred $25.0 million in cash to the ART and paid certain expenses of the ART, in order to fund the initial expenses of operation.

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

The Plan provides that the ART shall dissolve upon the earlier of the distribution of all of its assets to the Holders or the fifth anniversary of its creation which was on February 13, 2012, subject to the right of the Trustees to extend the ART’s term with the approval of the Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). In November 2011, the ART filed a motion to extend the term of the ART through December 31, 2014 because several Causes of Action were unlikely to be resolved prior to February 13, 2012. In December 2011 the motion was granted by the Bankruptcy Court. The Bankruptcy Court may approve additional extensions to resolve the Causes of Action, distribute the net proceeds to Holders or complete the administration of the ART.

As set forth in the Plan and the Declaration, the ART is administered by five Trustees. These Trustees are authorized to carry out the purposes of the ART. In particular, the Trustees are responsible for protecting, maintaining, liquidating to cash and maximizing the value of the Causes of Action contributed to the ART, whether by litigation, settlement or otherwise. The recoveries from settled Causes of Action and preferences from the Effective Date through December 31, 2011 have amounted to $404.6 million.  The recoveries from settled Causes of Action and preferences for the years ended December 31, 2011, 2010, 2009 and for the period from February 13, 2007 to December 31, 2008 are set forth below (all amounts in millions).

(millions)	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	For the period from February 13, 2007 (date established) to December 31, 2008

Bank	$0.0	$175.0	$0.0	$0.0
Motorola	0.0	0.0	40.0	0.0
Tow / Rosenweig	0.0	0.0	0.0	20.9
Deloitte	0.0	0.0	0.0	167.5
Various preference claims	0.0	0.0	0.0	1.2

Total	$0.0	$175.0	$40.0	$189.6

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

Distributions are made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration and are payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. On December 21, 2010 the ART made a distribution of $215.0 million in cash. A record date of December 13, 2010 was established by the Trust for purposes of this distribution. No distributions were made in 2011. The Trustees announced an approved distribution on February 16, 2012 in the amount of $30.0 million in cash. The record date for the distribution was February 23, 2012 and the distribution was completed on March 1, 2012.

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

As of December 31, 2011, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

CVV Series of Interest:	As of December 31, 2011
Series RF	115,000,000
Series Arahova	722,639,681
Series FrontierVision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2	339,207,075
Series ACC-3	119,430,302
Series ESL (1)	17
Series ACC-4	1,790,968,272
Series ACC-5 (1)	458
Series ACC-6B	150,000,000
Series ACC-6B1 (1)	3
Series ACC-6D	575,000,000
Series ACC-6D1 (1)	229,004
Series ACC-6E/F	935,812,456
Series ACC-6E/F1 (1)	277,210
Series ACC-7	217,022,640
Series ACC-7A (1)	1,537,766,752

(1) For each of these categories of Interests (which include disputed claims), each holder of a disputed claim was awarded one Interest. The number of Interests is expected to change based on the resolution of disputed claims.

Results of Operations

Year ended December 31, 2011 versus year ended December 31, 2010

Total revenues as set forth below, decreased to $0.5 million in 2011 compared to $175.6 million in 2010 due to the settlement of the Bank Litigation in 2010. Settlement recoveries should not be considered as an indicator of future revenue performance of the ART as the ART’s revenue derived from Cause of Action settlements, if they occur, will be highly variable and unpredictable. The related legal proceedings could continue for years.

(millions)	For the year ended December 31, 2011	For the year ended December 31, 2010
Revenues
Litigation - court approved settlements	$0.0	$175.0
Interest income	0.5	0.6
Total revenues	$0.5	$175.6

There were no settlement revenues in 2011 compared to settlement revenues of $175.0 million in 2010.  No causes of action were settled or otherwise resolved in 2011.  In 2010, revenue from recoveries was $175.0 million due to the settlement of the Bank Litigation discussed in Item 3 above. The Bank Litigation had been in process since the Effective Date and was settled in December 2010.

As of the date of this Form 10-K, there remain other Causes of Action as described in Item 3 of this Form 10-K. At this time there is no way to estimate or project the timing or amount of potential recoveries or whether there will be any recoveries from those Causes of Action.

Both 2011 and 2010 include interest income from invested cash balances. Interest income totaled $0.5 million in 2011 which has decreased from $0.6 million in 2010 primarily due to lower average invested cash balances in 2011 and to a reduction in investment yields. Investment yield reductions were driven by market rate changes and were not caused by a change in investment strategy or policy of the ART.

Operating expenses of the ART as set forth below, decreased in 2011 to $11.5 million from $37.0 million in 2010. The $25.5 million decrease was due to reduced professional litigation expenses from pursuing Causes of Action in 2011 offset by an increase in professional administrative, and general and administrative expenses.

(millions)	For the year ended December 31, 2011	For the year ended December 31, 2010
Operating expenses
General and administrative expenses	$3.0	$2.1
Professional expenses - litigation	7.5	34.2
Professional expenses - administrative	1.0	0.7
Total operating expenses	$11.5	$37.0

Professional litigation expenses decreased overall in 2011 by $26.7 million to $7.5 million from $34.2 million in 2010 primarily due to a decrease of $31.3 million in expenses primarily related to the prosecution of the Bank Litigation. The decrease was offset by increased costs in 2011 from 2010 of $4.6 million for active Causes of Action of the ART.

The costs related to the prosecution of the various Causes of Action are substantial. The ART cannot be certain at this time of the total costs of prosecuting the remaining Causes of Action or the timing and amount of future recoveries if any. Additionally, the ART’s primary expense relates to professional fees incurred to prosecute the Causes of Action. The ART may retain additional professionals in the future, which would increase the ART’s expenses. The ART may be adversely impacted if the cost for these services were to increase significantly or if a professional providing services required replacement or to be supplemented, or if the cost for these services were to vary from the expected amount. Expenses for 2011 may not be indicative of future expenses.

Professional administrative expenses increased in 2011 by $0.3 million to $1.0 from $0.7 million in 2010. The increase is due to increased professional time and resources required for ART governance in 2011.

General and administrative expenses increased in 2011 by $0.9 million to $3.0 million from $2.1 million in 2010. The general and administrative category for both years include costs for insurance, Trustee compensation and expenses as well as the costs for the ART annual audit and quarterly reviews.  The increase is primarily due to the ART’s $1.2 million contribution to the JV LIF made in connection with the JV LIF Litigation settlements in 2011. This was partially offset by decreases in the cost of insurance, Trustee expenses, bank fees, annual audit and quarterly reviews of $0.3 million in 2011 vs. 2010.

Costs and expenses may not be indicative of future expenses.

The net loss for the year ended December 31, 2011 was $11.0 million compared to 2010 net income of $138.6 million. The year over year change is related to the decreased settlement revenues in 2011 of $175.0 million, decreased interest income of $0.1 million, increased general and administrative expense of $0.9 million and increased professional administrative expenses of $0.3 million, offset by decreased professional litigation expenses of $26.7 million, all as discussed in more detail above.

Year ended December 31, 2010 versus year ended December 31, 2009

Total revenues as set forth below, increased to $175.6 million in 2010 compared to $40.8 million in 2009 due to the settlement of the Bank Litigation. Settlement recoveries should not be considered as an indicator of future revenue performance of the ART as the ART’s revenue derived from Cause of Action settlements, if they occur, will be highly variable and unpredictable. The related legal proceedings could continue for years.

(millions)	For the year ended December 31, 2010	For the year ended December 31, 2009
Revenues
Litigation - court approved settlements	$175.0	$40.0
Interest income	0.6	0.8
Total revenues	$175.6	$40.8

Settlement revenues in 2010 were $175.0 million compared to settlement revenues of $40.0 million in 2009. In 2010, revenue from recoveries increased by $135.0 million due to the settlement of the Bank Litigation discussed in Item 3 above. The Bank Litigation had been in process since the Effective Date and was settled in December 2010.  In 2009 there was one settlement between the ART and Motorola for $40.0 million. There were no preference recoveries in either year.

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

Professional administrative expenses increased in 2010 by $0.4 million to $0.7 from $0.3 million in 2009. The increase was due to increased professional time and resources required for SEC and tax compliance as well as ART governance in 2010.

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

Financial Condition and Cash Flows

The ART’s sources of liquidity result from (a) the $25.0 million transferred to the ART by Adelphia pursuant to the Plan on the Effective Date, (b) the successful resolution of Causes of Action and (c) earnings on invested cash balances. Receipts from these sources are used to pay professional and operating expenses of the ART and as distributions to the Holders after reserving cash required to pay future professional and operating expenses of the ART. After careful evaluation of future needs the Trustees have determined that the present best course of action, after distributing $30.0 million on March 1, 2012, is to retain remaining cash and investments in reserve to administer the ART and fund the prosecution of the remaining Causes of Action. Existing cash is invested in either FDIC insured accounts, a money market fund invested in short-term U.S. Treasury and government agency securities, including repurchase agreements collateralized fully by U.S. Treasury and government agency securities or bank certificates of deposit.

Given December 31, 2011 balances of cash and cash equivalents totaling approximately $72.6 million and the March 1, 2012 distribution of $30.0 million, the ART does not expect a deficiency in liquidity in the next twelve months from expected expenses and other potential disbursements. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that current liquidity will be adequate to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and or seeking methods to reduce legal professional and administrative costs are all strategies that could be undertaken to address liquidity issues should they arise.

These strategies could impact the ART’s ability to maximize recoveries from Causes of Action.  The nature of the ART’s operation does not give rise to capital expenditures and there are no current or expected commitments for capital expenditures in the next twelve months. Should a need for capital expenditures arise, the ART would fund the requirement from existing assets.

Cash and cash equivalent balances at December 31, 2011 of approximately $72.6 million have increased approximately $50.7 million from the balance at December 31, 2010. Cash and cash equivalent balances were decreased approximately $14.1 million over that period from operating activities but were increased by approximately $64.8 million from investing activities.  There were no financing activities in 2011.

Operating activities included the net loss for the year ended December 31, 2011 of approximately $11.0 million and cash required from operating activities of approximately $3.1 million. The cash required from operating activities consisted of $1.6 million in payment of accrued expenses, the increase in prepaid assets of $1.1 million, and the accrual of interest on a settlement receivable for $0.4 million.

Investing activities during 2011 included the maturity of bank certificates of deposit (“CDs”) with a six-month maturity when purchased.  The proceeds from these investments were used to purchase CDs with maturities of less than six months which are considered cash and cash equivalents.

The total of $72.6 million in cash and cash equivalents at December 31, 2011 includes $28.0 million of outstanding one-month CDs, $8.0 million of outstanding three-month CDs and $36.6 million of short-term investments and accrued interest. The ART considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As such, the three-month and one-month CDs have been classified as cash equivalents.  All investments during the year were fully compliant with the ART investment policy.

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

Fair value estimates

As noted in the footnotes to the financial statements, the ART has assessed the fair value of its note receivable and accrued interest to be $5.2 million as of December 31, 2011. The market value of the note receivable was calculated using a discounted cash flow model. The discount rate was derived using the published yield on the 7 and 10 year benchmark U.S. Treasury bond plus the average reported spread on certain public unsecured bonds of the life insurance companies that provided the Tow life insurance policies, the proceeds from which will pay the note and interest. The maturity date was derived using the life expectancy of the Tow’s based on the 2007 Period Life Table published by the Social Security Administration.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The ART invests cash and cash equivalents in either FDIC insured deposit accounts, FDIC insured CD’s or a money market fund invested in short-term U.S. Treasury and government agency securities, including repurchase agreements collateralized fully by U.S. Treasury and government agency securities. The money market fund has a 36 day effective average maturity for the underlying securities. Interest income is subject to interest rate fluctuations.

Item 8. Financial Statements and Supplementary Data.

Adelphia Recovery Trust

Index to Financial Statements

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees of the

Adelphia Recovery Trust

We have audited the accompanying balance sheets of the Adelphia Recovery Trust (the “ART”) as of December 31, 2011 and 2010, and the related statements of operations and changes in net assets, and cash flows for the years then ended.  These financial statements are the responsibility of the ART’s Trustees.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The ART is not required to have, nor were we engaged to perform, an audit of the ART’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the ART’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the ART’s Trustees, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the ART as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Glastonbury, Connecticut

March 9, 2012

Adelphia Recovery Trust

Balance Sheets

	As of December 31, 2011	As of December 31, 2010

Assets
Cash and cash equivalents	$72,578,669	$21,887,750
Temporary investments	—	64,808,133
Prepaid assets	1,234,649	68,613
Note and accrued interest receivable	6,558,853	6,168,829
Total assets	$80,372,171	$92,933,325

Liabilities and net assets
Accrued expenses	$317,506	$1,886,181
Total liabilities	317,506	1,886,181
Contingencies
Net assets	80,054,665	91,047,144

Total liabilities and net assets	$80,372,171	$92,933,325

See accompanying notes to financial statements.

Adelphia Recovery Trust

Statements of Operations and Changes in Net Assets

	For year ended December 31, 2011	For year ended December 31, 2010

Revenues
Litigation - court approved settlements	$—	$174,977,087
Interest income	490,250	622,868
Total revenues	490,250	175,599,955

Operating expenses
General and administrative expenses	2,997,110	2,087,568
Professional expenses - litigation	7,537,517	34,178,545
Professional expenses - administrative	948,102	693,090
Total operating expenses	11,482,729	36,959,203

Net (loss) income	(10,992,479)	138,640,752

Net assets, beginning of year	91,047,144	167,406,392

Interest holder distributions	—	(215,000,000)

Net assets, end of year	$80,054,665	$91,047,144

See accompanying notes to financial statements.

Adelphia Recovery Trust

Statements of Cash Flows

	For the year ended December 31, 2011	For the year ended December 31, 2010

Operating activities
Net (loss) income	$(10,992,479)	$138,640,752
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities-
Changes in operating assets and liabilities:
Prepaid assets	(1,166,036)	542,750
Note and accrued interest receivable	(390,024)	(390,024)
Accrued expenses	(1,568,675)	(1,425,340)
Net cash (used) provided by operating activities	(14,117,214)	137,368,138

Investing activities
Sale (purchase) of temporary investments and accrued interest	64,808,133	(64,808,133)
Net cash provided (used) by investing activities	64,808,133	(64,808,133)

Financing activities
Interest holder distributions	—	(215,000,000)
Net cash used by financing activities	—	(215,000,000)

Net change in cash and cash equivalents	50,690,919	(142,439,995)
Cash and cash equivalents, beginning of year	21,887,750	164,327,745
Cash and cash equivalents, end of year	$72,578,669	$21,887,750

See accompanying notes to financial statements

Adelphia Recovery Trust

Notes to Financial Statements

December 31, 2011

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

The Plan provides that the ART shall dissolve upon the earlier of the distribution of all of its assets to the Holders or the fifth anniversary of its creation which was on February 13, 2012, subject to the right of the Trustees to extend the ART’s term with the approval of the Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). In November 2011, the ART filed a motion to extend the term of the ART through December 31, 2014 because several Causes of Action were unlikely to be resolved prior to February 13, 2012. In December 2011 the motion was granted by the Bankruptcy Court. The Bankruptcy Court may approve additional extensions to resolve the Causes of Action, distribute the net proceeds to Holders or complete the administration of the ART.

The ART is administered by five individual Trustees who were appointed by creditors of the Adelphia estate. The ART had no employees through December 31, 2011. The Trustees engage third party professionals and others including a Trust Administrator, which along with Adelphia, assist the Trustees in administering the activities of the ART. The Trustees have the duty and authority to take actions necessary to protect, maintain, liquidate to cash and maximize the Causes of Action, whether by litigation, settlement or otherwise.  The time frame for ultimate resolution of any of the Causes of Action cannot be estimated. For a description of the ongoing Causes of Action see Note 7.

On the Effective Date, Adelphia contributed $25.0 million to the ART and paid certain expenses of the ART, to fund the initial costs of operation. Additional amounts appropriate to prosecute outstanding Causes of Action or otherwise fund the activities of the ART will be obtained from any proceeds received from resolved Causes of Action, through earnings on ART investments or through loans from third parties including Adelphia. These amounts, and any amounts held pending distribution to the Holders, will be the only amounts held by the ART.

Pursuant to the Plan and the Declaration, the Trustees are permitted to retain amounts for contingent and future costs and expenses. Pursuant to the Plan and the Declaration, all distributions are net of any costs and expenses incurred by the ART in connection with administering, litigating or otherwise resolving the various Causes of Action of the ART.

The distribution of any net proceeds from settlements or judgments are made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration. On December 21, 2010 the ART made a distribution of $215.0 million in cash to the Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. A record date of December 13, 2010 was established by the Trust for purposes of this distribution. No distributions were made in 2011.

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

Cash and Cash Equivalents, and Temporary Investments

The ART considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are held in the trust department of a financial institution. The amount on deposit does not exceed the federally insured limit. As of December 31, 2011 and 2010 all cash equivalents consist of bank deposits, bank certificates of deposit (“CDs”) or money market funds which are invested in US Government Treasury obligations in accordance with the ART investment policy.

Substantially all Temporary Investments consist of CD’s with maturity dates in excess of 90 days when purchased. Such investments are stated at cost and accrued interest.

Income Taxes

The ART is not subject to federal or state income taxes. The ART is not aware of any transactions or events up to and including December 31, 2011 that would subject it to federal or state income taxes. Further, the ART has no unrecognized income tax benefits as of December 31, 2011 and 2010 nor are there any amounts required to be included in the financial statements for interest or penalties on unrecognized income tax benefits.

The Plan and Declaration provide that, for federal income tax purposes, the ART was deemed to be formed in two steps.  The contribution by Adelphia of $25.0 million for the purpose of pursuing the Causes of Action, the Causes of Action and any and all other property transferred to the ART (together, the “ART Property”) were treated first as a deemed transfer of the ART Property to the holders of claims and equity interests who receive interests in the ART (“Interests”) (in proportion to the fair market values of the Interests they receive). This was followed by a deemed transfer by each such holder of its interest in the ART Property to the ART, in exchange for Interests.

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

As of December 31, 2011 and 2010 the net tax basis of the ART is approximately $374.5 million and $367.8 million higher than the reported amount of net assets in the ART financial statements.

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

3.             Notes Receivable

On August 3, 2007 the ART settled a Cause of Action and received an unsecured note bearing simple (non-compounding) interest, at a rate of 8%, in the principal amount of $4,875,250. The Court approved the settlement of that Cause of Action on September 6, 2007. The note is recourse only to the future proceeds of approximately $28.0 million from life insurance policies on the lives of Mr. Leonard Tow and his wife.  A portion of the proceeds from a first to die rider on one policy shall be paid on the first to die of Mr. Tow and his wife.  The remaining proceeds shall not be paid until the death of the last to die of Mr. Tow and his wife. Payment of the principal and interest is not expected before December 31, 2012.  As of December 31, 2011, and 2010 the balance under the note was $6,558,853 and $6,168,829 respectively comprised of the principal amount of the note and accrued interest of $1,683,603 and $1,293,579 respectively. Principal and accrued interest are considered fully collectable.

4.                                       Other Related Party Transactions and Prepaid Expenses

In 2011 and 2009 Adelphia was directed by the ART Trustees to pre-pay director and officer insurance premiums in the amount of $1,017,500 and $817,594 respectively. In each of 2011 and 2010 Adelphia was directed to pre-pay $30,000 in bank fees. In December of 2011, Adelphia was directed to prepay certain professional costs for $500,000. The remaining prepaid portion of these costs as of December 31, 2011 and December 31, 2010 was $1,234,649 and $68,613 respectively.

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

5.             Fair Value of Financial Instruments

As of December 31, 2011 and 2010 the fair value of cash and cash equivalents, and accrued expenses approximate their carrying values.

As of December 31, 2011, the ART had temporary investments in FDIC insured one-month and three-month bank CDs which had a carrying value of $36,000,880. The carrying value represents the original investment of $36,000,000, plus accrued interest of $880 through December 31, 2011. The carrying value approximates the fair value for these temporary investments as of December 31, 2011. The CDs will mature on various dates in the first quarter of 2012.

The fair value of the note receivable and accrued interest has been determined using unobservable inputs (i.e. Level 3, as defined in Accounting Standards Codification 820-10) and approximates $5.2 million as of December 31, 2011 and $4.5 million as of December 31, 2010. The fair value was derived by discounting to December 31, 2011 and December 31, 2010 the projected maturity value of the note including accrued interest. The discount rate was derived using the published yield on the 7 and 10 year benchmark U.S. Treasury bond plus the average reported spread on certain public unsecured bonds of the life insurance companies that provided the Tow life insurance policies. The projected maturity values, including interest, were calculated using life expectancy tables. The discount rate is based on the yield on the notes issued by the life insurance companies underwriting the life insurance policies and various risk factors associated with the note.

The carrying values were approximately $6.6 million as of December 31, 2011 and approximately $6.2 million as of December 31, 2010. The note bears 8% simple interest and is recourse only to the proceeds of various life insurance policies on Mr. and Mrs. Leonard Tow totaling approximately $28.0 million.

6.                                      Trustee Compensation

After December 31, 2007 the Official Committee of Unsecured Creditors of Adelphia Communications Corporation and all of its Affiliated Debtors-In-Possession (the “Creditors Committee”) agreed to Trustee compensation of $43,750 per quarter, or $175,000 annually.

Under an agreement with the Creditors Committee, in 2011and 2010 each of the five Trustees received annual base compensation of $175,000 paid at the beginning of each quarter in the amount of $43,750.  The Trustees may award reasonable additional service compensation (“Additional Service Compensation”) to any Trustee for additional service to the ART. The aggregate amount of Additional Service Compensation distributed to all Trustees as a group may not exceed $350,000 per year. The amounts paid and expensed as Additional Service Compensation in 2011 totaled $350,000. This was authorized and paid in 2011 for Trustee services rendered in 2010.  As of the date of this report $350,000 of Additional Service Compensation was awarded for 2011 service. The decision and obligation to award Additional Service Compensation and the related payment were both finalized after December 31, 2011 and thus will be expensed in 2012.

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

Incentive Compensation for a Trustee shall never be less than zero. That is, the Base Compensation and the Additional Service Compensation shall be retained by the Trustees regardless of whether any Incentive Compensation is due. The ART currently has no Incentive Compensation liability based on ART distributions through December 31, 2011 or as of the filing of this report as a result of the $30 million distribution completed on March 31, 2012 as discussed herein.

7.             Causes of Action

Pending Causes of Action

Goldman Sachs Litigation

On July 6, 2003, the Creditors Committee filed a complaint in the Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) against Adelphia’s pre-petition commercial banks and lenders, Adelphia’s former investment bankers and financial advisors, and assignees of Adelphia’s pre-petition bank debt (the “Bank Litigation”).  On February 9, 2006, the United States District Court for the Southern District of New York (the “District Court”) granted a motion filed by certain defendants to withdraw the reference to the Bankruptcy Court.

The complaint included a claim for intentional fraudulent transfer against Goldman Sachs, Inc. arising from Adelphia Communications Corporation’s pre-petition repayment of the Rigases’ personal margin loans in an amount of approximately $63 million.  On May 6, 2009, the Court denied Goldman Sachs’ motion to dismiss.  Goldman moved for summary judgment on March 2, 2010.  Following argument in August 2010, Goldman supplemented its motion on November 12, 2010.  On April 7, 2011, the District Court granted Goldman’s summary judgment motion and judgment was entered on April 13, 2011.  On May 6, 2011, the ART timely filed its notice of appeal to the Court of Appeals for the Second Circuit.  The appeal has been fully briefed.  Oral argument has not yet been scheduled.

At this time, the ART cannot predict the outcome of the Goldman Sachs Litigation or estimate the possible financial effect of this proceeding on the ART’s financial statements.

FPL Litigation

On June 24, 2004, the Creditors’ Committee filed a fraudulent conveyance complaint against FPL Group, Inc. and West Boca Security, Inc. (collectively, “FPL”) in the Bankruptcy Court for the Southern District of New York relating to pre-petition transactions.  The FPL action seeks to recover an alleged fraudulent transfer arising out of Adelphia’s repurchase of certain of its stock from FPL in January 1999 for $149.5 million.  Pursuant to the Plan, the claims asserted in the FPL Litigation were transferred to the ART.

On July 13, 2011, the Bankruptcy Court denied FPL’s motion for leave to amend its answer to add a new defense.  FPL filed an appeal of the Bankruptcy Court’s July 13, 2011 decision.  FPL’s appeal has been briefed by the parties and is under submission to the District Court.  On September 28, 2011, FPL moved to withdraw the reference to Bankruptcy Court.  The District Court denied

FPL’s motion to withdraw the reference on January 30, 2012.  Trial is scheduled to begin April 30, 2012.

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

The District Court for the Western District of New York granted a permanent injunction against the ART’s prosecution of the fraudulent conveyance claims against the Sabres Banks and the Second Circuit affirmed that decision.  The ART’s claims against Fleet were resolved as part of the settlement between the ART and Fleet and other defendants in the Bank Litigation.

The remaining Sabres Banks have moved to dismiss the ART’s claims for aiding and abetting breach of fiduciary duty and equitable subordination or disallowance.  That motion has been fully briefed and is pending.  The ART has moved to dismiss HSBC’s counterclaims, and that motion also has been fully briefed and is pending. The District Court heard argument on the motions on February 23, 2012, and the motions are under submission

At this time, the ART cannot predict the outcome of the Sabres Litigation against Key Bank and HSBC or estimate the possible financial effect of this proceeding on the ART’s financial statements.

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

The Prestige action seeks to recover fraudulent transfers in connection with Adelphia’s purchase of the assets of Prestige Communications of N.C., Inc., an acquisition that closed on July 5, 2000, as well as a claim that the owners of the Prestige Cable Systems aided and abetted breaches of fiduciary duty on the part of the Rigas family in connection with the transaction.  Pursuant to the First Modified Fifth Amended Joint Chapter 11 Plan for Adelphia Communications Corporation and Certain of Its Affiliated Debtors (the “Plan”), which became effective on February 13, 2007, the claims asserted in the Prestige Litigation were transferred to the ART.

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

8.             Contingent Liabilities

Litigation Indemnification Fund Litigation

Pursuant to the Third Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code for Century-TCI Debtors and Parnassos Debtors (the “JV Plan”), which became effective on July 31, 2006; the Plan, which became effective on February 13, 2007; and certain other orders entered by the Bankruptcy Court, litigation indemnification funds (each, a “LIF”) were created and held by Adelphia to provide certain defendants in the Bank Litigation (see above) provisional and conditional reimbursement of legal fees and expenses expected to be incurred in connection with defending litigation involving certain credit facilities.

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

The LIFs created under the Plan (the “Plan LIFs”) are fixed in amounts and not subject to replenishment.  Because the JV LIF is evergreen, whereas the Plan LIFs are capped, the allocation of defense costs among the categories of LIFs is a matter of economic significance.

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

The JV LIF claims involving Societe Generale, S.A. were resolved by settlement in 2010.  The claims of the remaining JV LIF Claimants were resolved by settlement in 2011.  The ART contributed $1.2 million to the JV evergreen LIF in connection with the final settlement of the JV LIF claims. Those settlements fully resolved all claims asserted against the JV LIF.

9.                        Subsequent Events

On February 16, 2012 the Trustees announced an approved distribution in the amount of $30.0 million in cash. The record date for the distribution was February 23, 2012 and the distribution was completed on March 1, 2012. The distribution fully resolved the series RF claims. Subsequent to December 31, 2011 and through March 9, 2012 other than as discussed herein, there have been no other events that would be material to the financial statements of the ART including Cause of Action settlements or judgments or Holder distributions or decisions concerning future Holder distributions.

10                    Unaudited Quarterly Financial Data

2011

	Quarter ended March 31, 2011	Quarter ended June 30, 2011	Quarter ended September 30, 2011	Quarter ended December 31, 2011	For year ended December 31, 2011

Revenues
Interest income	$136,236	$129,470	$115,959	$108,585	$490,250
Total revenues	136,236	129,470	115,959	108,585	490,250

Operating expenses
General and administrative expenses	763,578	347,012	339,011	1,547,509	2,997,110
Professional expenses - litigation	1,435,303	2,480,201	2,121,858	1,500,155	7,537,517
Professional expenses - administrative	382,208	94,487	170,953	300,454	948,102
Total operating expenses	2,581,089	2,921,700	2,631,822	3,348,118	11,482,729

Net loss	$(2,444,853)	$(2,792,230)	$(2,515,863)	$(3,239,533)	$(10,992,479)

2010

	Quarter ended March 31, 2010	Quarter ended June 30, 2010	Quarter ended September 30, 2010	Quarter ended December 31, 2010	Year ended December 31, 2010

Revenues
Litigation - court approved settlements	$—	$—	$—	$174,977,087	$174,977,087
Interest income	149,966	159,911	165,150	147,841	622,868
Total revenues	149,966	159,911	165,150	175,124,928	175,599,955

Operating expenses
General and administrative expenses	760,685	480,650	407,107	439,126	2,087,568
Professional expenses - litigation	7,993,285	6,989,391	7,372,630	11,823,239	34,178,545
Professional expenses - administrative	162,225	155,262	208,456	167,147	693,090
Total operating expenses	8,916,195	7,625,303	7,988,193	12,429,512	36,959,203

Net (loss) income	$(8,766,229)	$(7,465,392)	$(7,823,043)	$162,695,416	$138,640,752

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

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of the ART’s disclosure controls and procedures (as defined in Rules 13a -15(e) or 15d-15(e)) promulgated under the Exchange Act as of December 31, 2011. Based on their evaluation of the effectiveness of the ART’s disclosure controls and procedures (as defined in paragraph (b) of Rules 13a-15 or 15d-15), the Trustees and the Trust Administrator concluded that as of December 31, 2011, the ART’s disclosure controls and procedures were effective.

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

The Trustees and the Trust Administrator of the Trust performed an assessment of the effectiveness of the ART’s internal control over financial reporting as of December 31, 2011, utilizing the criteria described in the Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the ART’s internal control over financial reporting was effective at December 31,

2011.  Based on this assessment, the Trust Administrator concluded that the ART’s internal control over financial reporting was effective at December 31, 2011.

This annual report does not include an attestation report of the ART’s independent registered public accounting firm regarding internal control over financial reporting under the rules of the Securities and Exchange Commission that permit the ART to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2011, there were no changes in the ART’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the ART’s internal control over financial reporting.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

There are five Trustees of the ART, each of whom has served since the inception of the ART:

Bryan E. Bloom, age 53, presently serves as in-house counsel, analyst and portfolio manager at W.R. Huff Asset Management Co., L.L.C., an investment management firm, and its various affiliates. Mr. Bloom joined Huff in 1994. Prior to that time, he was a tax partner at the law firm of Shanley & Fisher. Mr. Bloom is currently on the board of several private companies and previously was a director of CKX, Inc., and FX Real Estate and Entertainment, Inc. (now called Circle Entertainment Inc.). Mr. Bloom serves on the Audit Committee of the ART.

Lee S. Hillman, age 56 serves as President of Liberation Advisory Group, LLC a private management and advisory services consultant to commercial and investment banks, private equity and hedge funds and growth stage businesses. Additionally, Mr. Hillman currently serves as a director and the Chief Executive Officer of Performance Health Systems, LLC, a distributor of specialty health and exercise equipment. Previously, Mr. Hillman served as Chairman of the Board and Chief Executive Officer of Power Plate International, a global manufacturer, distributor and licensor of health and exercise equipment. Mr. Hillman also serves on the board of directors for Lawson Products, Inc. and he was Chairman of the Board of RCN Corporation until August 2010. Mr. Hillman serves on the Audit Committee of the ART.

David P. Stowell, age 59, presently serves as a professor in the Department of Finance at Kellogg School of Management, Northwestern University, which he joined in March 2005. Prior to this position, Mr. Stowell was a managing director in JP Morgan’s investment banking division.

Ralph J. Takala, age 72, is an independent financial and business advisor.  In that capacity, he served as interim Senior Vice President and Chief Financial Officer of Cumberland Farms, Inc., a company that operates convenience stores and gas stations and is a wholesaler of refined petroleum products, from December 2006 through December 2008 and as the interim Chief Financial Officer of Picturetel Corp., a manufacturer of video conferencing systems, from 2000 to 2001. Mr. Takala served on the board of directors for Seitz Corporation through December 2011, and served on the board of directors of Scan Optics, Inc. from 2003 to 2006. Mr. Takala is a Certified Public Accountant and was a partner of Ernst & Young, LLP from 1978 to 1995. He serves as the chairman of the ART Audit Committee.

Dean A. Ziehl, age 59, presently is a partner in the law firm of Pachulski Stang Ziehl & Jones LLP, which he joined in 1983. Mr. Ziehl serves on the board of directors for Plan Member Services Corporation. Mr. Ziehl is the Chairman of the Board of Trustees.

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

Jeffrey A. Brodsky, age 53, is a co-founder and a Managing Director of Quest and is leading Quest’s role as the Plan Administrator of Adelphia. In addition to his responsibilities with Adelphia, Mr. Brodsky serves as non-executive Chairman of the Board of Directors for AboveNet, Inc., is a Director of Euramax International, Inc., Horizon Lines, Inc and inMotion, Inc.

Barry D. Shalov, age 70, is a Managing Director of Quest, which he joined in 2007. Prior to that time, Mr. Shalov was a senior partner in the law firm of DLA Piper US LLP, which he joined in 2000. Previously, Mr. Shalov was a senior partner with the law firm of Gordon Altman Butowsky Weitzen Shalov & Wein.

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

The ART maintains applicable policies insuring Quest as the Trust Administrator against certain claims in connection with its services to the ART.

Item 11. Executive Compensation.

Trustee Compensation

Name	Fees Earned for 2011 Service (1)	Fees Earned for 2010 Service (2)
Bryan Bloom	$235,000	$220,000
Lee S. Hillman	$235,000	$220,000
David P. Stowell	$235,000	$220,000
Ralph Takala	$235,000	$220,000
Dean Ziehl	$285,000	$345,000

(1)                                  For services rendered in 2011, Dean Ziehl received $175,000 in base compensation and earned $110,000 in additional service compensation which was paid and expensed in 2012. The four other Trustees received base compensation of $175,000 and $60,000 in additional service compensation.

(2)                                  For services rendered in 2010, Dean Ziehl received $175,000 in base compensation and earned $170,000 in additional service compensation which was paid and expensed in 2011. The four other Trustees received base compensation of $175,000 and $45,000 in additional service compensation.

Each of the five Trustees was paid $175,000 as base compensation for services performed in 2011. The compensation was paid quarterly at the beginning of each calendar quarter in the amount of $43,750 per Trustee.

In addition, under the compensation agreement, the Trustees may award, in their sole discretion, additional reasonable compensation to any Trustee for additional service to the ART (“Additional Service Compensation”). The aggregate amount of Additional Service Compensation distributed to all Trustees as a group may not exceed $350,000 per year. Any Additional Service Compensation must be approved by a vote of a majority of the Trustees. Additional Service Compensation may be awarded to Trustees for service on the Audit Committee and for other services above and beyond the expected level of service, such as for close supervision of the Causes of Action. Dean Ziehl was awarded $110,000 in Additional Service Compensation in 2012 for his services in 2011 related to supervision of the Causes of Action. The other four Trustees each were awarded $60,000 in Additional Service Compensation in 2012 for their services in 2011. Additional Service Compensation is based on estimates of hours worked and contributions by the Trustees including, without limitation, supervision and mediation of the Causes of Action and the preparation of the ART’s regulatory filings.

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

Incentive Compensation for a Trustee shall never be less than zero. That is, the Base Compensation and the Additional Service Compensation shall be retained by the Trustees regardless of whether any Incentive Compensation is due. The ART currently has no Incentive Compensation liability based on ART distributions through December 31, 2011 or as of the filing of this report as a result of the $30 million distribution completed on March 31, 2012 as discussed herein.

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

(1) AUDIT FEES

The aggregate fees billed for 2011 and 2010 for professional services rendered for the audit of the ART’s annual financial statements and the reviews of its interim condensed financial statements included in the ART’s Form 10-Q filings were approximately $62,000 and $61,000 respectively.

(2) AUDIT RELATED FEES

None

(3) TAX FEES

None

(4) ALL OTHER FEES

None

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report

(1) Financial statements. See the index to the financial statements as presented in Item 8 of this filing

(b) Exhibits

2.1	*	First Modified Fifth Amended Joint Chapter 11 Plan of Reorganization of Adelphia Communications Corporation and Certain of its Affiliated Debtors, effective February 13, 2007
3.1	*	Restated Certificate of Trust, dated February 13, 2007
3.2	*	Amendment to Restated Certificate of Trust, dated March 15, 2007
3.3	*	Second Amended and Restated Declaration of Trust, dated June 4, 2008.
3.4	*	Rules and Procedures of Adelphia Recovery Trust
4.1	*	Form of Certificate Evidencing Undivided Beneficial Interests in the Assets of the Adelphia Recovery Trust (Global Certificate)
4.2	*	Form of Certificate Evidencing Undivided Beneficial Interests in the Assets of the Adelphia Recovery Trust (Book Entry Certificate)
10.1	*	Plan Administrator Agreement, dated February 12, 2007
10.2	*	Trustee Compensation Agreement
31.1		Section 302 Certificate of Trustee
31.2		Section 302 Certificate of Trust Administrator
32.1		Certificate of Trustee pursuant to 18 U.S.C. 1350 Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2		Certificate of Trust Administrator pursuant to 18 U.S.C. 1350 Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.	INS**	XBRL Instance Document
101.	SCH**	XBRL Taxonomy Extension Schema
101.	CAL**	XBRL Extension Calculation
101.	DEF**	XBRL Extension Definition
101.	LAB**	XBRL Taxonomy Extension Label
101.	PRE**	XBRL Taxonomy Extension Presentation

*Incorporated by reference to the Form 10 of Adelphia Recovery Trust (File No. 000-53209) filed April 30, 2008

**In accordance with Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2012

By: Quest Turnaround Advisors, LLC
as Trust Administrator of the Adelphia Recovery Trust

/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, including a majority of the Trustees.

/s/ Bryan E. Bloom	3-9-12
Bryan E. Bloom	Date
Trustee

/s/ Lee S. Hillman	3-9-12
Lee S. Hillman	Date
Trustee

/s/ David P. Stowell	3-9-12
David P. Stowell	Date
Trustee

/s/ Ralph J. Takala	3-9-12
Ralph J. Takala	Date
Trustee

/s/ Dean A. Ziehl	3-9-12
Dean A. Ziehl	Date
Trustee