Form 10-Q
period 2012-03-31
Adelphia Recovery Trust
filed 2012-05-11
CIK 1433669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

ADELPHIA RECOVERY TRUST

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements

Adelphia Recovery Trust

Unaudited Condensed Balance Sheets

	As of March 31, 2012	As of December 31, 2011

Assets
Cash and cash equivalents	$40,541,758	$72,578,669
Prepaid assets	676,051	1,234,649
Note and accrued interest receivable	6,656,359	6,558,853
Total assets	$47,874,168	$80,372,171

Liabilities and net assets
Accrued expenses	$597,885	$317,506
Total liabilities	597,885	317,506

Net assets	47,276,283	80,054,665

Total liabilities and net assets	$47,874,168	$80,372,171

See accompanying notes to condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Operations

	For the three months ended March 31, 2012	For the three months ended March 31, 2011

Revenues
Interest income	$103,520	$136,236
Total revenues	103,520	136,236

Operating expenses
General and administrative expenses	731,923	763,578
Professional expenses - litigation	2,029,821	1,435,303
Professional expenses — administrative	120,158	382,208
Total operating expenses	2,881,902	2,581,089

Net loss	$(2,778,382)	$(2,444,853)

See accompanying notes to condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Cash Flows

	For the three months ended March 31, 2012	For the three months ended March 31, 2011

Operating activities
Net loss	$(2,778,382)	$(2,444,853)
Adjustments to reconcile net loss to net cash used by operating activities consisting of changes in operating assets and liabilities:
Prepaid assets	558,598	(933,773)
Note and accrued interest receivable	(97,506)	(97,506)
Accrued expenses	280,379	(1,349,334)
Net cash used by operating activities	(2,036,911)	(4,825,466)

Investing activities
Sale of temporary investments and accrued interest	—	64,808,133
Net cash provided by investing activities	—	64,808,133

Financing activities
Interest holder distributions	(30,000,000)	—
Net cash used by financing activities	(30,000,000)	—

Net change in cash and cash equivalents	(32,036,911)	59,982,667
Cash and cash equivalents, beginning of period	72,578,669	21,887,750
Cash and cash equivalents, end of period	$40,541,758	$81,870,417

See accompanying notes to condensed financial statements.

ADELPHIA RECOVERY TRUST

Notes to Condensed Financial Statements — March 31, 2012 (Unaudited)

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

2                                          Basis of Presentation

The accompanying interim unaudited condensed financial statements of the ART have been prepared in accordance with generally accepted accounting principles in the United States of America for interim periods (“US GAAP”) and with the instructions to Form 10-Q.  As such, they do not include all of the information and disclosures required by US GAAP for complete financial statements.  In the opinion of the Trustees, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim unaudited condensed financial statements have been included.  These condensed financial statements should be read in conjunction with the ART’s audited financial statements for the year ended December 31, 2011 included in its Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2012. Interim results are not necessarily indicative of the results for the complete fiscal year. The unaudited condensed balance sheet as of December 31, 2011 was derived from the audited financial statements for the year then ended.

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

4                                          Causes of Action and Contingent Liabilities

Except as set forth below, there have been no material developments in the legal proceedings described in the ART’s Form 10-K as filed on March 9, 2012.

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

The complaint included a claim for intentional fraudulent transfer against Goldman Sachs, Inc. arising from Adelphia Communications Corporation’s pre-petition repayment of the Rigases’ personal margin loans in an amount of approximately $63 million.  On May 6, 2009, the Court denied Goldman Sachs’ motion to dismiss.  Goldman moved for summary judgment on March 2, 2010.  Following argument in August 2010, Goldman supplemented its motion on November 12, 2010.  On April 7, 2011, the District Court granted Goldman’s summary judgment motion and judgment was entered on April 13, 2011.  On May 6, 2011, the ART timely filed its notice of appeal to the Court of Appeals for the Second Circuit and subsequently filed an appeal. On April 25, 2012, the Second Circuit Court of Appeals heard oral argument on the appeal and took the case under advisement.

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

On July 13, 2011, the Bankruptcy Court denied FPL’s motion for leave to amend its answer to add a new defense.  FPL filed an appeal of the Bankruptcy Court’s July 13, 2011 decision.  FPL’s appeal has been briefed by the parties and is under submission to the District Court.  On September 28, 2011, FPL moved to withdraw the reference to the Bankruptcy Court.  The District Court denied FPL’s motion to withdraw the reference on January 30, 2012.  Trial began April 30, 2012 and testimony concluded on May 3, 2012. The Bankruptcy Court has asked the parties to submit post-trial briefs.

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

5                                          Fair Value of Financial Instruments

The ART invests in FDIC insured bank certificates of deposit (“CDs”). CD investments held by the ART as of December 31, 2011 matured in the first quarter of 2012. At maturity, the ART elected to re-invest in CDs with a maturity of 90 days or less when purchased. CDs with a maturity of 90 days or less when purchased are classified as cash and cash equivalents and those with a maturity exceeding 90 days are classified as temporary investments.  The ART had no temporary investments as of March 31, 2012 or December 31, 2011.

The fair value of the note receivable and accrued interest has been determined using unobservable inputs (i.e. Level 3, as defined in Accounting Standards Codification 820-10) and approximates $5.2 million as of March 31, 2012 and $5.2 million as of December 31, 2011. The fair value was derived by discounting to March 31, 2012 and December 31, 2011 the projected maturity value of the note including accrued interest. The projected maturity values, including interest were calculated using life expectancy tables. The discount rate is based on the yield on the notes issued by the life insurance companies underwriting the life insurance policies and various risk factors associated with the note.

The carrying values were approximately $6.7 million as of March 31, 2012 and approximately $6.6 million as of December 31, 2011. The note bears 8% simple interest and is recourse only to the proceeds of various life insurance policies on Mr. and Mrs. Leonard Tow totaling approximately $28 million.

6                                          Interest Holder Distribution

On February 16, 2012, the Trust announced a Distribution in the amount of $30.0 million in cash.  The record date for the Distribution was February 23, 2012, and the Distribution was completed on March 1, 2012.  The Distribution resulted in the Series RF Interests being paid in full.  No other Distributions are currently planned.

7                                          Subsequent Events

Events subsequent to March 31, 2012 have been evaluated through May 11, 2012, the date the accompanying financial statements were issued. Other than as discussed herein, there have been no subsequent events that would be material to the financial statements of the ART, including Cause of Action settlements or judgments or Distributions or decisions concerning future Distributions.

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

The ART is not subject to federal or state income taxes. The ART is not aware of any transactions or events up to and including March 31, 2012 that would subject it to federal or state income taxes. Further, the ART has no unrecognized income tax benefits as of March 31, 2012 nor are there any amounts required to be included in the financial statements for interest or penalties on unrecognized income tax benefits. Items of income, gain, loss, deduction and other tax items have been and will be allocated to the Holders that would be entitled to receive such items if they constituted cash distributions or reductions therefrom. The Holders are responsible for the payment of taxes on a current basis that result from such allocations whether or not cash is distributed.

Adelphia and certain of its subsidiaries filed for Chapter 11 bankruptcy protection in June 2002. During the bankruptcy, on July 31, 2006 the assets of Adelphia were sold for a combination of cash and stock in Time Warner Cable, Inc. (“TWC”). In late 2006, representatives of the various groups of creditors reached agreement on the allocation and distribution of the cash, TWC stock, other proceeds from the sale of estate assets and relative priorities to any Distributions arising from the Causes of Action contributed to the

ART. This agreement was embodied in the Plan, which was confirmed in January 2007 and became effective on February 13, 2007 (the “Effective Date”). Under the Plan, the creditors and equity holders of Adelphia and certain of its subsidiaries received one or more of the following: cash, TWC stock, rights to future Distributions up to payment in full and the Interests.

The Plan provides that the ART shall dissolve upon the earlier of the distribution of all of its assets to the Holders or the fifth anniversary of its creation which was on February 13, 2012, subject to the right of the Trustees to extend the ART’s term with the approval of the Bankruptcy Court. In November 2011, the ART filed a motion to extend the term of the ART through December 31, 2014 because several Causes of Action were unlikely to be resolved prior to February 13, 2012. In December 2011 the motion was granted by the Bankruptcy Court. The Bankruptcy Court may approve additional extensions to resolve the Causes of Action, distribute the net proceeds to Holders or complete the administration of the ART.

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

Distributions will be made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration. On March 1, 2012 the ART made a Distribution of $30 million in cash payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. It is not possible to determine at this time if there will be future Distributions to the Holders of Interests in the Trust. No other Distributions are currently planned. The per Interest amounts for the March 1, 2012 Distribution of $30.0 million are presented below.

Adelphia Recovery Trust

$30 Million Cash Distribution per Interest to Holders of Record as of February 23, 2012

		DISTRIBUTION PER INTEREST:
		Column A		Column B		Column C
	CUSIP Number	Distribution Amount per Interest		Number of Interests		Total Distribution Amount
CVV Series RF	00685R 84 7	$0.0652173913	x	115,000,000	=	$7,500,000
CVV Series Arahova Interests	00685R 10 2	$0.0142832267	x	722,639,681	=	$10,321,626
CVV Series FrontierVision Interests	00685R 20 1	$0.0064953810	x	86,600,001	=	$562,500
CVV Series FPL Interests	00685R 86 2	$0.0066176470	x	25,575,129	=	$169,247
CVV Series Olympus Interests	00685R 30 0	$0.0661764667	x	17,000,001	=	$1,125,000
CVV Series ACC-1 Interests	00685R 40 9	$0.0019863666	x	4,839,988,165	=	$9,613,991
CVV Series ACC-2 Interests	00685R 50 8	$0.0014899223	x	339,207,075	=	$505,392
CVV Series ACC-3 Interests	00685R 60 7	$0.0016934014	x	119,430,302	=	$202,244
CVV Series ESL Interests	00685R 85 4	$0	x	17	=	$0
CVV Series ACC-4 Interests	00685R 70 6	$0	x	1,790,968,272	=	$0
CVV Series ACC-5 Interests	00685R 80 5	$0	x	458	=	$0
CVV Series ACC-6B Interests	00685R 83 9	$0	x	150,000,000	=	$0
CVV Series ACC-6B1 Interests	00685R 82 1	$0	x	3	=	$0
CVV Series ACC-6D Interests	00685R 81 3	$0	x	575,000,000	=	$0
CVV Series ACC-6D1 Interests	00685R 79 7	$0	x	229,004	=	$0
CVV Series ACC-6E/F Interests	00685R 78 9	$0	x	935,812,456	=	$0
CVV Series ACC-6E/F1 Interests	00685R 77 1	$0	x	277,210	=	$0
CVV Series ACC-7 Interests	00685R 87 0	$0	x	217,022,640	=	$0
CVV Series ACC-7A Interests	00685R 76 3	$0	x	1,537,766,752	=	$0

TOTALS				11,472,517,166		$30,000,000

As of March 31, 2012, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

CVV Series of Interest:	As of March 31, 2012
Series RF (1)	115,000,000
Series Arahova	722,639,681
Series FrontierVision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2	339,207,075
Series ACC-3	119,430,302
Series ESL (2)	17
Series ACC-4	1,790,968,272
Series ACC-5 (2)	458
Series ACC-6B	150,000,000
Series ACC-6B1 (2)	3
Series ACC-6D	575,000,000
Series ACC-6D1 (2)	229,004
Series ACC-6E/F	935,812,456
Series ACC-6E/F1 (2)	277,210
Series ACC-7	217,022,640
Series ACC-7A (2)	1,537,766,752

(1) Series RF Interests are outstanding, but were paid in full with the March 1, 2012 Distribution and are not eligible for future Distributions.

(2) For each of these categories of Interests (which include disputed claims), each holder of a disputed claim was awarded one Interest. The number of Interests is expected to change based on the resolution of disputed claims.

A schedule summarizing the Distribution priority waterfall as of March 31, 2012 is set forth below:

ART Distribution Waterfall Chart

March 31, 2012(1)

Remainig Aggregate Distribution (2)	Distribution Description (3)	ART Distribution Recipient
		RF	0.00%
		Arahova	0.00%
		ACC-1	0.00%
		Olympus	0.00%
		FrontierVision	0.00%
		ACC-2	0.00%
		ACC-3	0.00%
0	RF Holders Paid In Full	FPL	0.00%
0 - 351,000,000	Until Series Olympus has received aggregate distributions of $16 million plus the Olympus Fees, plus accrued post-Effective Date dividends	Arahova	45.87%
		ACC-1	42.73%
		Olympus	5.00%
		FrontierVision	2.50%
		ACC-2	2.25%
		ACC-3	0.90%
		FPL	0.75%
351,000,001 - 920,000,000	Until cumulative distribution is $1,165 million	Arahova	48.37%
		ACC-1	45.06%
		FrontierVision	2.50%
		ACC-2	2.37%
		ACC-3	0.95%
		FPL	0.75%
920,000,001 - 4,157,000,000	Until Series Arahova has received $625 million plus the Arahova Fees plus accrued post-Effective Date dividends	ACC-1	76.60%
		Arahova	14.51%
		ACC-2	4.03%
		FrontierVision	2.50%
		ACC-3	1.61%
		FPL	0.75%
		ACC-1	90.11%
	Until Series FPL has received aggregate distributions	ACC-2	4.74%
	of $6.2 million plus Default Interest, plus accrued	FrontierVision	2.50%
	post-Effective Date dividends (ACC-1 and ACC-3	ACC-3	1.90%
4,157,000,001 - 4,770,000,000	paid in full)	FPL	0.75%
	Until Series FPL has received aggregate distributions	ACC-2	96.75%
	of $6.2 million plus Default Interest, plus accrued	FrontierVision	2.50%
4,770,000,001 - 4,811,000,000	post-Effective Date dividends	FPL	0.75%
		ACC-2	97.50%
	Until the holders of Claims in Class ACC Notes and in Classes ACC Trade and ACC Other Unsecured have been paid in full including Case Contract Interest (ACC Notes) and Case 8% Interest (ACC Trade and ACC Other Unsecured) and accrued post-Effective Date dividends	FrontierVision	2.50%

4,811,000,001 - 4,822,000,000	Until Series FrontierVision has received aggregate distributions of $85 million plus 80% of the FrontierVision Fees, plus accrued post-Effective Date dividends	FrontierVision	100.00%
4,822,000,001 - 4,885,000,000	Until the additional distribution to the Series Arahova Interests equals $50 million plus accrued post-Effective Date dividends at a rate of 5% per annum	Series Arahova	100.00%
Not Quantifiable	Until ESL holders have received Payment in Full of their Claims and Case 8% interest plus accrued post-Effective Date dividends
Not Quantifiable	Until ACC-4 holders have received the full amount of their Allowed Claims plus Case Contract Interest plus accrued post-Effective Date dividends
Not Quantifiable	Until ACC-5 holders have received the full amount of their Allowed Claims plus Case 8% interest plus accrued post-Effective Date dividends
Not Quantifiable	Until ACC-6 holders receive distributions in accordance with the relative priorities established by the Liquidation Preferences governing the shares of ACC Preferred Stock and the Bankruptcy Code
Not Quantifiable	Each ACC-7 holder is entitled to receive a pro rata share of any distributions remaining
Capitalized terms used in this chart but not otherwise defined have the respective meaning given to them under the Plan.

(1)  Remaining aggregate distributions and ART distribution percentages are as of March 31, 2012.

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

First Quarter 2012 vs First Quarter 2011

Total revenues consisting solely of interest decreased to approximately $104,000 in the first quarter of 2012 from approximately $136,000 in the first quarter of 2011. The decrease of approximately $32,000 was caused by a reduction in average invested cash balances and a decrease in investment yields. There were no court approved settlements or related revenues for either the first quarter of 2012 or for the first quarter of 2011.

Total operating expenses for the ART increased to approximately $2.9 million in the first quarter of 2012 from approximately $2.6 million in the first quarter of 2011. The cost increase of approximately $0.3 million was caused by an increase in professional litigation costs of $0.6 million offset by a reduction in general and administrative costs of $32,000 and professional administrative costs of $262,000.

Professional litigation costs increased by approximately $0.6 million in the first quarter of 2012 compared to the first quarter of 2011 due to increased professional expenses of $1.0 million related to the FPL Cause of Action which went to trial on April 30, 2012 and $0.3 million related to JV LIF Litigation which was settled in the 4th quarter of 2011. The increases were offset by decreased costs of $0.7 million related to the Bank Cause of Action which was settled in the fourth quarter of 2010.

General and administrative costs decreased by approximately $32,000 in the first quarter of 2012 when compared to the first quarter of 2011. The ART experienced decreased costs of approximately $45,000 in the first quarter of 2012 for bank fees, insurance premiums, tax filing costs and audit costs and had offsetting increased costs of approximately $13,000 for other administrative costs between the same comparable periods.

Professional administrative costs decreased by approximately $262,000 in the first quarter of 2012 compared to the first quarter of 2011. The decreased costs in the first quarter of 2012 relate to legal support costs incurred by the ART to manage trust operations, administrative requirements, Cause of Action oversight and regulatory compliance.

As a result of the decrease in total revenues of approximately $32,000 and the increase in total operating expenses of approximately $0.3 million in the first quarter of 2012 compared to the first quarter of 2011, the net loss of approximately $2.8 million for the quarter ended March 31, 2012 was approximately $0.4 million higher than the net loss for the quarter ended March 31, 2011.

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

Based upon cash and cash equivalent balances as of March 31, 2012 totaling approximately $40.5 million along with expected expenses and other potential disbursements, the ART expects to meet its obligations as they come due during the next twelve months. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that cash will be available to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and seeking methods to reduce legal professional and administrative costs are all strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the ART’s ability to maximize recoveries from settlements.

The nature of the ART’s operation does not give rise to capital expenditures and there are no current or expected commitments for capital expenditures in the next twelve months. Should a need for capital expenditures arise, the ART would fund the requirement from existing assets.

Cash and cash equivalent balances at March 31, 2012 of approximately $40.5 million are $32.0 million less than as of December 31, 2011. This decrease is due to the uses of cash and cash equivalents by operating activities of $2.0 million and by financing activities of $30.0 million. The financing activity was the result of the $30.0 million Distribution to Holders completed on March 1, 2012.

The $2.0 million use of cash by operating activities included a net loss for the three months ended March 31, 2012 of approximately $2.8 million offset by an increase in accrued expenses of approximately $0.3 million. The increase of $0.3 million in accrued expenses is due to the timing of vendor payments. Other operating activities include the accrual of interest on a note receivable of approximately $0.1 million and the amortization of prepaid assets of $0.6 during the three months ended March 31, 2012.

As of March 31, 2012, the ART has a total of $40.5 million of cash and cash equivalents which include investments in three-month or shorter FDIC fully-insured bank CDs in the amount of $10.0 million, a U.S. Treasury and government agency securities money market fund in the amount of $26.8 million and deposit accounts in the amount of $3.7 million. The

ART considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As such, the three-month CDs have been classified as cash equivalents as of March 31, 2012. All investments during the quarter were fully compliant with the ART investment policy.

The ART has adequate liquidity to meet its obligations, as of March 31, 2012.

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

This report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the ART. The actual results of the ART could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the number of and proceeds from litigations and/or settlements which are successful, delays in obtaining proceeds, the amount of funding required for the litigations and other operating expenses, economic conditions, changes in tax and other governmental rules and regulations applicable to the ART, and other risks identified and described in the Form 10-K filed with the SEC on March 9, 2012. These risks and uncertainties are beyond the ability of the ART to control, and in many cases, the ART cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report the words “believes,” “estimates,” “plans,” “expects,” and “anticipates” and similar expressions as they relate to the ART or its management are intended to identify forward-looking statements.

Item 3                                        Quantitative and Qualitative Disclosures about Market Risk

The ART invests cash in either FDIC insured deposit accounts, FDIC insured bank CDs or a money market fund invested in short-term U.S. Treasury and government agency securities including repurchase agreements collateralized fully by U.S. Treasury and government agency securities. The CDs have 3 month or less maturity terms and as of March 31, 2012 the money market fund has a 42 day weighted average maturity for the underlying securities. Interest income from these investments is subject to interest rate fluctuations.

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

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2012. Based on their evaluation, the Trustees and the Trust Administrator concluded that as of March 31, 2012, the ART’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in the ART’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the ART’s internal control over financial reporting.

PART II

Item 1                                                                                        Legal Proceedings

Except as set forth below, there have been no material developments in the legal proceedings described in the ART’s Form 10-K as filed on March 9, 2012.

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

The complaint included a claim for intentional fraudulent transfer against Goldman Sachs, Inc. arising from Adelphia Communications Corporation’s pre-petition repayment of the Rigases’ personal margin loans in an amount of approximately $63 million.  On May 6, 2009, the Court denied Goldman Sachs’ motion to dismiss.  Goldman moved for summary judgment on March 2, 2010.  Following argument in August 2010, Goldman supplemented its motion on November 12, 2010.  On April 7, 2011, the District Court granted Goldman’s summary judgment motion and judgment was entered on April 13, 2011.  On May 6, 2011, the ART timely filed its notice of appeal to the Court of Appeals for the Second Circuit and subsequently filed an appeal. On April 25, 2012, the Second Circuit Court of Appeals heard oral argument on the appeal and took the case under advisement.

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

On July 13, 2011, the Bankruptcy Court denied FPL’s motion for leave to amend its answer to add a new defense.  FPL filed an appeal of the Bankruptcy Court’s July 13, 2011 decision.  FPL’s appeal has been briefed by the parties and is under submission to the District Court.  On September 28, 2011, FPL moved to withdraw the reference to Bankruptcy Court.  The District Court denied FPL’s motion to withdraw the reference on January 30, 2012.  Trial began April 30, 2012 and testimony concluded on May 3, 2012. The Bankruptcy Court has asked the parties to submit post-trial briefs.

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

Item 1A.                                                                           Risk Factors

As of the date of this filing there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the ART’s Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 9, 2012.

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
101

The following materials from Adelphia Recovery Trust’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL: (i) Condensed Balance Sheets (ii) Condensed Statements of Operations (iii) Condensed Statements of Cash Flows; and (iv) Notes to Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2012

By: Quest Turnaround Advisors, LLC
as Trust Administrator of the Adelphia Recovery Trust
/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Member