Form 10-Q
period 2012-06-30
Adelphia Recovery Trust
filed 2012-08-09
CIK 1433669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements

Adelphia Recovery Trust

Unaudited Condensed Balance Sheets

	As of June 30, 2012	As of December 31, 2011

Assets
Cash and cash equivalents	$37,847,945	$72,578,669
Prepaid assets	587,455	1,234,649
Note and accrued interest receivable	6,753,865	6,558,853
Total assets	$45,189,265	$80,372,171

Liabilities and net assets
Accrued expenses	$304,140	$317,506
Total liabilities	304,140	317,506
Net assets	44,885,125	80,054,665

Total liabilities and net assets	$45,189,265	$80,372,171

See accompanying notes to condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Operations

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011

Revenues
Interest income	$102,208	$129,470	$205,728	$265,706
Total revenues	102,208	129,470	205,728	265,706

Operating expenses
General and administrative expenses	333,368	347,012	1,065,291	1,110,590
Professional expenses - litigation	1,913,793	2,480,201	3,943,614	3,915,504
Professional expenses — administrative	246,205	94,487	366,363	476,695
Total operating expenses	2,493,366	2,921,700	5,375,268	5,502,789

Net loss	$(2,391,158)	$(2,792,230)	$(5,169,540)	$(5,237,083)

See accompanying notes to condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Cash Flows

	For the six months ended June 30, 2012	For the six months ended June 30, 2011

Operating activities
Net loss	$(5,169,540)	$(5,237,083)
Adjustments to reconcile net loss to net cash used by operating activities consisting of changes in operating assets and liabilities:
Prepaid assets	647,194	(845,176)
Note and accrued interest receivable	(195,012)	(195,012)
Accrued expenses	(13,366)	(912,521)
Net cash used by operating activities	(4,730,724)	(7,189,792)

Investing activities
Sale of temporary investments and accrued interest	—	64,808,133
Net cash provided by investing activities	—	64,808,133

Financing activities
Interest holder distributions	(30,000,000)	—
Net cash used by financing activities	(30,000,000)	—

Net change in cash and cash equivalents	(34,730,724)	57,618,341
Cash and cash equivalents, beginning of period	72,578,669	21,887,750
Cash and cash equivalents, end of period	$37,847,945	$79,506,091

See accompanying notes to condensed financial statements.

ADELPHIA RECOVERY TRUST

Notes to Condensed Financial Statements — June 30, 2012 (Unaudited)

1                                          Background

The Adelphia Recovery Trust (the “ART”) was formed as a Delaware statutory trust pursuant to that certain First Modified Fifth Amended Joint Chapter 11 Plan of Reorganization (the “Plan”) of Adelphia Communications Corporation (“Adelphia” or “ACC”) and certain of its subsidiaries (collectively the “Debtor”). The purpose of the ART is to prosecute the various causes of action transferred to the ART pursuant to the Plan (the “Causes of Action”) and distribute to the owners (the “Holders”) of the interests in the ART (“Interests”) the net proceeds of such Causes of Action (“Distributions”), according to the relative priorities established pursuant to the Plan, subject to the retention of various amounts to fund the prosecution of those Causes of Action and operations of the ART. Pursuant to the Plan, in addition to the Causes of Action, Adelphia transferred $25.0 million in cash to the ART, in connection with its formation, in order to fund the initial expenses of operation.

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

The complaint included a claim for intentional fraudulent transfer against Goldman Sachs, Inc. arising from Adelphia’s pre-petition repayment of the Rigases’ personal margin loans in an amount of approximately $63 million.  On May 6, 2009, the Court denied Goldman Sachs’ motion to dismiss.  Goldman moved for summary judgment on March 2, 2010.  Following argument in August 2010, Goldman supplemented its motion on November 12, 2010.  On April 7, 2011, the District Court granted Goldman’s summary judgment motion and judgment was entered on April 13, 2011.  On May 6, 2011, the ART timely filed its notice of appeal to the Court of Appeals for the Second Circuit and subsequently filed an appeal. On April 25, 2012, the Second Circuit Court of Appeals heard oral argument on the appeal and took the case under advisement.

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

On July 13, 2011, the Bankruptcy Court denied FPL’s motion for leave to amend its answer to add a new defense.  FPL filed an appeal of the Bankruptcy Court’s July 13, 2011 decision.  FPL’s appeal has been briefed by the parties and is under submission to the District Court.  On September 28, 2011, FPL moved to withdraw the reference to Bankruptcy Court.  The District Court denied FPL’s motion to withdraw the reference on January 30, 2012.  Trial began April 30, 2012 and testimony concluded on May 3, 2012.  The parties submitted post-trial briefs on June 22, 2012.   The Bankruptcy Court heard closing arguments on July 25, 2012.

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

On May 18, 2012, the Court dismissed the Trust’s claims for aiding and abetting breach of fiduciary duty and equitable subordination or disallowance and HSBC’s counterclaims.   The Court entered judgment and dismissed the case on May 22, 2012.  The ART determined to not appeal the decision.

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

As of June 25, 2004, Adelphia secured approximately 250 tolling agreements with various transferees, including members of the Rigas family, the Rigas family entities, former executives James Brown and Michael Mulcahey, and former directors Erland Kailbourne, Dennis Coyle, Leslie Gelber, and Peter Metros, among others. Certain of these tolling agreements have been amended from time to time. In addition, Adelphia filed approximately 150 complaints in the Bankruptcy Court commencing actions to avoid certain pre-petition transfers and payments. Some of those complaints have since been dismissed or resolved after further investigation.

On July 21, 2004, the Bankruptcy Court stayed all activity in the avoidance actions commenced by Adelphia and approved notice and service procedures in connection therewith.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Tolled Causes of Action

Buchanan Ingersoll

On June 27, 2012, the ART announced that it had reached a settlement with Buchanan Ingersoll & Rooney PC (“Buchanan”), subject to the approval of the United States Bankruptcy Court.  On July 18, 2012, the Bankruptcy Court entered an order approving the settlement.  No objections or appeals were filed in the period allowed for appeals, and on August 1, 2012 the settlement became final.  Buchanan served as Adelphia’s primary outside legal counsel for a number of years before Adelphia filed for bankruptcy protection in June 2002.  Under the terms of the settlement, Buchanan made an initial payment of $20.0 million to the ART, which was released to the ART on August 3, 2012 and will be recorded under the terms of the ART’s revenue recognition policy, in the third quarter of 2012.

As part of the settlement, the ART agreed to participate with other parties that have asserted claims against Buchanan in a binding Alternate Dispute Resolution proceeding (the “ADR Proceeding”) in which an additional $40.0 million will be distributed. The ART will seek an award of a substantial portion, if not all, of the $40.0 million in the ADR Proceeding but at this time the ART cannot predict how much, if any, of the $40.0 million will be awarded to the ART or estimate the possible financial effect of the ADR Proceedings on the ART’s financial statements.

5                             Fair Value of Financial Instruments

The ART invests in FDIC insured bank certificates of deposit (“CDs”). CD investments held by the ART as of December 31, 2011 matured in the first quarter of 2012. At maturity, the ART elected to re-invest in CDs with a maturity of 90 days or less when purchased. CDs with a maturity of 90 days or less when purchased are classified as cash and cash equivalents and those with a maturity exceeding 90 days are classified as temporary investments.  The ART had no temporary investments as of June 30, 2012 or December 31, 2011.

The fair value of the note receivable and accrued interest has been determined using unobservable inputs (i.e. Level 3, as defined in Accounting Standards Codification 820-10) and approximates $5.6 million as of June 30, 2012 and $5.2 million as of December 31, 2011. The fair value was derived by discounting to June 30, 2012 and December 31, 2011 the projected maturity value of the note including accrued interest. The projected maturity values, including interest were calculated using life expectancy tables. The discount rate is based on the yield on the notes issued by the life insurance companies underwriting the life insurance policies and various risk factors associated with the note.

The carrying values were approximately $6.8 million as of June 30, 2012 and approximately $6.6 million as of December 31, 2011. The note bears 8% simple interest and is recourse only to the proceeds of various life insurance policies on Mr. and Mrs. Leonard Tow totaling approximately $28 million.

6                                          Subsequent Events

On August 1, 2012, the Buchanan settlement became final under the terms of the settlement agreement because the appeal period expired with no appeals having been filed.  In accordance with the ART’s revenue recognition policy, settlement proceeds will be recorded as revenue only after all objection and appeal periods have expired. Therefore, the ART will record the settlement as revenue in the third quarter of 2012.

Events subsequent to June 30, 2012 have been evaluated through August 9, 2012, the date the accompanying financial statements were issued. Other than the Buchanan settlement or as otherwise discussed herein, there have been no subsequent events that would be material to the financial statements of the ART, including Cause of Action settlements or judgments or Distributions or decisions concerning future Distributions.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The ART was formed as a Delaware statutory trust pursuant to that certain First Modified Fifth Amended Joint Chapter 11 Plan of Reorganization of Adelphia and certain of its subsidiaries. The purpose of the ART is to prosecute the various Causes of Action transferred to the ART pursuant to the Plan and distribute to the owners of the Interests in the ART the net proceeds of such Causes of Action, according to the relative priorities established pursuant to the Plan, subject to the retention of various amounts to fund the prosecution of those Causes of Action and operations of the ART. Pursuant to the Plan, in addition to the Causes of Action, Adelphia transferred $25.0 million in cash to the ART in connection with its formation in 2007 in order to fund the initial expenses of operation.

The ART is not subject to federal or state income taxes.  The ART is not aware of any transactions or events up to and including June 30, 2012 that would subject it to federal or state income taxes.  Further, the ART has no unrecognized income tax benefits as of June 30, 2012 nor are there any amounts required to be included in the financial statements for interest or penalties on unrecognized income tax benefits.  Items of income, gain, loss, deduction and other tax items have been and will be allocated to the Holders that would be entitled to receive such items if they constituted cash distributions or reductions therefrom.  The Holders are responsible for the payment of taxes on a current basis that result from such allocations whether or not cash is distributed.

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

The ART will dissolve upon the earlier of the resolution of all Causes of Action and the distribution of all of its assets to the Holders or December 31, 2014. However, the Bankruptcy Court may approve an extension of the term if deemed necessary for the purposes of resolving the Causes of Action and distributing the net proceeds to the Holders.

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

Distributions will be made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration. Previous Distributions occurred on December 21, 2010 for $215.0 million and on March 1, 2012 for $30.0 million in cash payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. It is not possible to determine at this time if there will be future Distributions to the Holders of Interests in the Trust. No other Distributions are currently planned. As of June 30, 2012, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

CVV Series of Interest:	As of June 30, 2012
Series RF (1)	115,000,000
Series Arahova	722,639,681
Series FrontierVision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2	339,207,075
Series ACC-3	119,430,302
Series ESL (2)	17
Series ACC-4	1,790,968,272
Series ACC-5 (2)	458
Series ACC-6B	150,000,000
Series ACC-6B1 (2)	3
Series ACC-6D	575,000,000
Series ACC-6D1 (2)	229,004
Series ACC-6E/F	935,812,456
Series ACC-6E/F1 (2)	277,210
Series ACC-7	217,022,640
Series ACC-7A (2)	1,537,766,752

(1)  Series RF Interests are outstanding but were paid in full with the March 1, 2012 Distribution and are not eligible for future Distributions.

(2) For each of these categories of Interests (which include disputed claims), each holder of a disputed claim was awarded one Interest. The number of Interests is expected to change based on the resolution of disputed claims.

A schedule summarizing the Distribution priority waterfall as of June 30, 2012 is set forth below:

ART Distribution Waterfall Chart

June 30, 2012(1)

Remainig Aggregate Distribution (2)	Distribution Description (3)	ART Distribution Recipient
	RF Holders Paid In Full	RF	0.00%
		Arahova	0.00%
		ACC-1	0.00%
		Olympus	0.00%
		FrontierVision	0.00%
		ACC-2	0.00%
		ACC-3	0.00%
0		FPL	0.00%
	Until Series Olympus has received aggregate distributions of $16 million plus the Olympus Fees, plus accrued post-Effective Date dividends	Arahova	45.87%
		ACC-1	42.73%
		Olympus	5.00%
		FrontierVision	2.50%
		ACC-2	2.25%
		ACC-3	0.90%
0 - 356,000,000		FPL	0.75%
	Until cumulative distribution is $1,165 million	Arahova	48.37%
		ACC-1	45.06%
		FrontierVision	2.50%
		ACC-2	2.37%
		ACC-3	0.95%
356,000,001 - 920,000,000		FPL	0.75%
	Until Series Arahova has received $625 million plus the Arahova Fees plus accrued post-Effective Date dividends	ACC-1	76.60%
		Arahova	14.51%
		ACC-2	4.03%
		FrontierVision	2.50%
		ACC-3	1.61%
920,000,001 - 4,250,000,000		FPL	0.75%
	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends (ACC-1 and ACC-3 paid in full)	ACC-1	90.11%
		ACC-2	4.74%
		FrontierVision	2.50%
		ACC-3	1.90%
4,250,000,001 - 4,839,000,000		FPL	0.75%
	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends	ACC-2	96.75%
		FrontierVision	2.50%
4,839,000,001 - 4,883,000,000		FPL	0.75%
		ACC-2	97.50%
	Until the holders of Claims in Class ACC Notes and in Classes ACC Trade and ACC Other Unsecured have been paid in full including Case Contract Interest (ACC Notes) and Case 8% Interest (ACC Trade and ACC Other Unsecured) and accrued post-Effective Date dividends	FrontierVision	2.50%

4,883,000,001 - 4,891,000,000	Until Series FrontierVision has received aggregate distributions of $85 million plus 80% of the FrontierVision Fees, plus accrued post-Effective Date dividends	FrontierVision	100.00%
4,891,000,001 - 4,955,000,000	Until the additional distribution to the Series Arahova Interests equals $50 million plus accrued post-Effective Date dividends at a rate of 5% per annum	Series Arahova	100.00%
Not Quantifiable	Until ESL holders have received Payment in Full of their Claims and Case 8% interest plus accrued post-Effective Date dividends
Not Quantifiable	Until ACC-4 holders have received the full amount of their Allowed Claims plus Case Contract Interest plus accrued post-Effective Date dividends
Not Quantifiable	Until ACC-5 holders have received the full amount of their Allowed Claims plus Case 8% interest plus accrued post-Effective Date dividends
Not Quantifiable	Until ACC-6 holders receive distributions in accordance with the relative priorities established by the Liquidation Preferences governing the shares of ACC Preferred Stock and the Bankruptcy Code
Not Quantifiable	Each ACC-7 holder is entitled to receive a pro rata share of any distributions remaining

Capitalized terms used in this chart but not otherwise defined have the respective meaning given to them under the Plan.

(1)  Remaining aggregate distributions and ART distribution percentages are as of June 30, 2012.

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

Second Quarter 2012 vs Second Quarter 2011

Total revenues consisting solely of interest decreased to approximately $102,000 in the second quarter of 2012 from approximately $129,000 in the second quarter of 2011. The decrease of approximately $27,000 was caused by a reduction in average invested cash balances and a decrease in investment yields. There were no court approved settlements or related revenues for either the second quarter of 2012 or for the second quarter of 2011.

Total operating expenses for the ART decreased to approximately $2.5 million in the second quarter of 2012 from approximately $2.9 million in the second quarter of 2011. The cost decrease of approximately $0.4 million was caused by a decrease in general and administrative costs of approximately $13,000 and professional litigation costs of approximately $0.6 million offset by an increase in professional administrative costs of $0.2 million.

Professional litigation costs decreased by approximately $0.6 million in the second quarter of 2012 compared to the second quarter of 2011 due to decreased costs of $0.4 million related to the Bank Cause of Action, $0.4 million for the Buchanan Cause of Action and $0.2 million for the JV LIF Cause of Action. The decreases were offset by increased professional expenses of $0.1 million for the Prestige Cause of Action and $0.3 million related to the FPL Cause of Action which went to trial on April 30, 2012.

General and administrative costs decreased by approximately $13,000 in the second quarter of 2012 when compared to the second quarter of 2011. The ART experienced decreased costs of approximately $17,000 in the second quarter of 2012 for bank fees, insurance premiums, tax filing costs and communications costs and had offsetting increased costs of approximately $4,000 for other administrative costs between the same comparable periods.

Professional administrative costs increased by approximately $152,000 in the second quarter of 2012 compared to the second quarter of 2011. The increased costs in the second quarter of 2012 relate to legal support costs incurred by the ART to manage trust operations, administrative requirements, Cause of Action oversight and regulatory compliance.

As a result of the decrease in total revenues of approximately $27,000 and the decrease in total operating expenses of approximately $0.4 million in the second quarter of 2012 compared to the second quarter of 2011, the net loss of approximately $2.4 million for the quarter ended June 30, 2012 was approximately $0.4 million lower than the net loss for the quarter ended June 30, 2011.

Six months ended June 30, 2012 versus the six months ended June 30, 2011

Total revenues consisting solely of interest decreased to approximately $206,000 for the six months ended June 30, 2012 from approximately $266,000 for the six months ended June 30, 2011. The decrease of approximately $60,000 was caused by a reduction in average invested cash balances and a decrease in investment yields. There were no court approved settlements or related revenues for either the six months ended June 30, 2012 or the six months ended June 30, 2011.

Total operating expenses for the ART decreased to approximately $5.4 million for the six months ended June 30, 2012 from approximately $5.5 million for the six months ended June 30, 2011. The cost decrease of approximately $0.1 million was caused by a reduction in general and administrative costs of approximately $45,000 and professional administrative costs of approximately $0.1 million offset by an increase in professional litigation costs of approximately $28,000.

Professional litigation costs increased by approximately $28,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to increased professional expenses for the FPL Cause of Action which went to trial in the second quarter of 2012 and the Sabres Cause of Action. The increases were offset by decreased costs for the Bank Cause of Action, the Prestige Cause of Action, the JV LIF Cause of Action which was settled in the fourth quarter of 2011 and the Buchanan Cause of Action.

General and administrative costs decreased by approximately $45,000 for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. The ART experienced decreased costs of approximately $56,000 for bank fees, insurance premiums, tax filing costs and audit fees and had offsetting increased costs of approximately $11,000 for other administrative costs between the same comparable periods.

Professional administrative costs decreased by approximately $110,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decreased costs relate to decreased legal support costs incurred by the ART to manage trust operations, administrative requirements, Cause of Action oversight and regulatory compliance.

As a result of the decrease in total revenues of approximately $60,000 and the decrease in total operating expenses of approximately $0.1 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, the net loss of approximately $5.2 million for the six months ended June 30, 2012 was approximately the same as the net loss for the six months ended June 30, 2011.

Financial Condition and Cash Flows: Liquidity

The ART’s sources of liquidity are from (a) the $25.0 million transferred to the ART by Adelphia pursuant to the Plan on the Effective Date, (b) the successful resolution of Causes of Action and (c) earnings on invested cash balances. Receipts from these sources are used to pay professional and operating expenses of the ART and to fund Distributions to the Holders after reserving cash required to pay future professional and operating expenses of the ART. The Trustees regularly evaluate the future financial needs of the ART.  The Trustees will retain sufficient cash to administer the ART and fund the prosecution of the Causes of Action.

Based upon cash and cash equivalent balances as of June 30, 2012 totaling approximately $37.8 million along with expected expenses and other potential disbursements, the ART expects to meet its obligations as they come due during the next twelve months. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that cash will be available to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and seeking methods to reduce legal, professional and administrative costs are all strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the ART’s ability to maximize recoveries from settlements.

The nature of the ART’s operation does not give rise to capital expenditures and there are no current or expected commitments for capital expenditures in the next twelve months. Should a need for capital expenditures arise, the ART would fund the requirement from existing assets. Additionally, the ART currently has no long-term contracts or other long-term obligations.

Cash and cash equivalent balances at June 30, 2012 of approximately $37.8 million are $34.7 million lower than as of December 31, 2011. This decrease is due to cash and cash equivalents used by financing activities totaling $30.0 million and by the use of cash and cash equivalents for operating activities totaling $4.7 million.

The use of cash by financing activities was caused by a Distribution to Holders which occurred in the first quarter of 2012 for $30.0 million. The $4.7 million use of cash by operating activities included a net loss for the six months ended June 30, 2012 of approximately $5.2 million and a decrease in accrued expenses of approximately $13,000 due to the timing of vendor payments. Other operating activities include the accrual of interest on a note receivable of approximately $0.2 million and the amortization of prepaid assets totaling $0.7 million for the six months ended June 30, 2012.

As of June 30, 2012, the ART has a total of $37.8 million of cash and cash equivalents which include investments in three-month or shorter FDIC fully-insured bank CDs in the amount of $10.0 million, a U.S. Treasury and government agency securities money market fund in the amount of $24.1 million and deposit accounts in the amount of $3.7 million. The ART considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As such, the three-month CDs have been classified as cash equivalents as of June 30, 2012. All investments during the quarter were fully compliant with the ART investment policy. The ART has adequate liquidity to meet its obligations as of June 30, 2012.

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

The ART invests cash in either FDIC insured deposit accounts, FDIC insured bank CDs or a money market fund invested in short-term U.S. Treasury and government agency securities including repurchase agreements collateralized fully by U.S. Treasury and government agency securities. The CDs have 3 month or less maturity terms and as of June 30, 2012 the money market fund has a 49 day weighted average maturity for the underlying securities. Interest income from these investments is subject to interest rate fluctuations.

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

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2012. Based on their evaluation, the Trustees and the Trust Administrator concluded that as of June 30, 2012, the ART’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in the ART’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the ART’s internal control over financial reporting.

PART II

Item 1       Legal Proceedings

Causes of Action

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

The complaint included a claim for intentional fraudulent transfer against Goldman Sachs, Inc. arising from Adelphia’s pre-petition repayment of the Rigases’ personal margin loans in an amount of approximately $63 million.  On May 6, 2009, the Court denied Goldman Sachs’ motion to dismiss.  Goldman moved for summary judgment on March 2, 2010.  Following argument in August 2010, Goldman supplemented its motion on November 12, 2010.  On April 7, 2011, the District Court granted Goldman’s summary judgment motion and judgment was entered on April 13, 2011.  On May 6, 2011, the ART timely filed its notice of appeal to the Court of Appeals for the Second Circuit and subsequently filed an appeal. On April 25, 2012, the Second Circuit Court of Appeals heard oral argument on the appeal and took the case under advisement.

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

On July 13, 2011, the Bankruptcy Court denied FPL’s motion for leave to amend its answer to add a new defense.  FPL filed an appeal of the Bankruptcy Court’s July 13, 2011 decision.  FPL’s appeal has been briefed by the parties and is under submission to the District Court.  On September 28, 2011, FPL moved to withdraw the reference to Bankruptcy Court.  The District Court denied FPL’s motion to withdraw the reference on January 30, 2012.  Trial began April 30, 2012 and testimony concluded on May 3, 2012. The parties submitted post-trial briefs on June 22, 2012.   Closing arguments occurred on July 25, 2012.

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

On May 18, 2012, the Court dismissed the Trust’s claims for aiding and abetting breach of fiduciary duty and equitable subordination or disallowance and HSBC’s counterclaims.   The Court entered judgment and dismissed the case on May 22, 2012.  The ART determined to not appeal the decision.

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

As of June 25, 2004, Adelphia secured approximately 250 tolling agreements with various transferees, including members of the Rigas family, the Rigas family entities, former executives James Brown and Michael Mulcahey, and former directors Erland Kailbourne, Dennis Coyle, Leslie Gelber, and Peter Metros, among others. Certain of these tolling agreements have been amended from time to time. In addition, Adelphia filed approximately 150 complaints in the Bankruptcy Court commencing actions to avoid certain pre-petition transfers and payments. Some of those complaints have since been dismissed or resolved after further investigation.

On July 21, 2004, the Bankruptcy Court stayed all activity in the avoidance actions commenced by Adelphia and approved notice and service procedures in connection therewith.

At this time, the ART cannot predict the outcome of these proceedings or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Tolled Causes of Action

Buchanan Ingersoll

On June 27, 2012, the ART announced that it had reached a settlement with Buchanan Ingersoll & Rooney PC (“Buchanan”), subject to the approval of the United States Bankruptcy Court.  On July 18, 2012, the Bankruptcy Court entered an order approving the settlement.  No objections or appeals were filed in the period allowed for appeals, and on August 1, 2012 the settlement became final.  Buchanan served as Adelphia’s primary outside legal counsel for a number of years before Adelphia filed for bankruptcy protection in June 2002.  Under the terms of the settlement, Buchanan made an initial payment of $20.0 million to the ART, which was released to the ART on August 3, 2012 and will be recorded under the terms of the ART’s revenue recognition policy, in the third quarter of 2012.

As part of the settlement, the ART agreed to participate with other parties that have asserted claims against Buchanan in a binding Alternate Dispute Resolution proceeding (the “ADR Proceeding”) in which an additional $40.0 million will be distributed. The ART will seek an award of a substantial portion, if not all, of the $40.0 million in the ADR Proceeding but at this time the ART cannot predict how much, if any, of the

$40.0 million will be awarded to the ART or estimate the possible financial effect of the ADR Proceedings on the ART’s financial statements.

Item 1A.                 Risk Factors

As of the date of this filing there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the ART’s Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 9, 2102 or as updated in the ART’s Form 10-Q filed on May 11, 2012.

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
101

The following materials from Adelphia Recovery Trust’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL: (i) Condensed Balance Sheets (ii) Condensed Statements of Operations (iii) Condensed Statements of Cash Flows; and (iv) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2012

By: Quest Turnaround Advisors, LLC
as Trust Administrator of the Adelphia Recovery Trust
/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Member