Form 10-Q
period 2012-09-30
Adelphia Recovery Trust
filed 2012-11-09
CIK 1433669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements

Adelphia Recovery Trust

Unaudited Condensed Balance Sheets

	As of September 30, 2012	As of December 31, 2011

Assets
Cash and cash equivalents	$55,590,816	$72,578,669
Prepaid assets	497,884	1,234,649
Note and accrued interest receivable	6,851,371	6,558,853
Total assets	$62,940,071	$80,372,171

Liabilities and net assets
Accrued expenses	$306,441	$317,506
Total liabilities	306,441	317,506

Net assets	62,633,630	80,054,665

Total liabilities and net assets	$62,940,071	$80,372,171

See accompanying notes to condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Operations

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011

Revenues
Litigation - court approved settlements	$20,000,254	$—	$20,000,254	$—
Interest income	103,252	115,959	308,980	381,664
Total revenues	20,103,506	115,959	20,309,234	381,664

Operating expenses
General and administrative expenses	345,949	339,011	1,411,240	1,449,601
Professional expenses - litigation	1,850,334	2,121,858	5,793,948	6,037,362
Professional expenses - administrative	158,718	170,953	525,081	647,647
Total operating expenses	2,355,001	2,631,822	7,730,269	8,134,610

Net income (loss)	$17,748,505	$(2,515,863)	$12,578,965	$(7,752,946)

See accompanying notes to condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Cash Flows

	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011

Operating activities
Net income (loss)	$12,578,965	$(7,752,946)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities consisting of changes in operating assets and liabilities:
Prepaid assets	736,765	(755,606)
Note and accrued interest receivable	(292,518)	(292,518)
Accrued expenses	(11,065)	(801,476)
Net cash provided (used) by operating activities	13,012,147	(9,602,546)

Investing activities
Sale of temporary investments and accrued interest	—	64,808,133
Net cash provided by investing activities	—	64,808,133

Financing activities
Interest holder distributions	(30,000,000)	—
Net cash used by financing activities	(30,000,000)	—

Net change in cash and cash equivalents	(16,987,853)	55,205,587
Cash and cash equivalents, beginning of period	72,578,669	21,887,750
Cash and cash equivalents, end of period	$55,590,816	$77,093,337

See accompanying notes to condensed financial statements.

ADELPHIA RECOVERY TRUST

Notes to Condensed Financial Statements — September 30, 2012 (Unaudited)

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

4                                         Causes of Action

Except as set forth below, there have been no material developments in the legal proceedings described in the ART’s Form 10-K as filed on March 9, 2012 or as updated in the ART’s Form 10-Q filed on May 11, 2012 and August 9, 2012.

Pending Causes of Action

Goldman Sachs Litigation

On July 6, 2003, the Creditors Committee filed a complaint in the Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) against Adelphia’s pre-petition commercial banks and lenders, Adelphia’s former investment bankers and financial advisors, and assignees of Adelphia’s pre-petition bank debt (the “Bank Litigation”). On February 9, 2006, the United States District Court for the Southern District of New York (the “District Court”) granted a motion filed by certain defendants to withdraw the reference to the Bankruptcy Court. Pursuant to the Plan, the claims asserted in the Goldman Sachs Litigation were transferred to the ART.

The complaint included a claim for intentional fraudulent transfer against Goldman Sachs, Inc. arising from Adelphia’s pre-petition repayment of the Rigases’ personal margin loans in an amount of approximately $63.0 million. On May 6, 2009, the Court denied Goldman Sachs’ motion to dismiss. Goldman moved for summary judgment on March 2, 2010. Following argument in August 2010, Goldman supplemented its motion on November 12, 2010. On April 7, 2011, the District Court granted Goldman’s summary judgment motion and judgment was entered on April 13, 2011. On May 6, 2011, the ART timely filed its notice of appeal to the Court of Appeals for the Second Circuit and subsequently filed an appeal. On April 25, 2012, the Second Circuit Court of Appeals heard oral argument on the appeal and took the case under advisement.

At this time, the ART cannot predict the outcome of the Goldman Sachs Litigation or estimate the possible financial effect of this proceeding on the ART’s financial statements.

FPL Litigation

On June 24, 2004, the Creditors’ Committee filed a fraudulent conveyance complaint against FPL Group, Inc. and West BocaSecurity, Inc. (collectively, “FPL”) in the Bankruptcy Court for the Southern District of New York relating to pre-petition transactions. The FPL action seeks to recover an alleged fraudulent transfer arising out of Adelphia’s repurchase of certain of its stock from FPL in January 1999 for $149.5 million. Pursuant to the Plan, the claims asserted in the FPL Litigation were transferred to the ART.

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

Buchanan Ingersoll

On June 27, 2012, the ART announced that it had reached a settlement with Buchanan Ingersoll & Rooney PC (“Buchanan”), subject to the approval of the United States Bankruptcy Court.  On July 18, 2012, the Bankruptcy Court entered an order approving the settlement.  No objections or appeals were filed in the period allowed for appeals, and on August 1, 2012 the settlement became final.  Buchanan served as Adelphia’s primary outside legal counsel for a number of years before Adelphia filed for bankruptcy protection in June 2002.  Under the terms of the settlement, Buchanan made an initial payment of $20.0 million to the ART, which was released to the ART on August 3, 2012 and was recorded, under the terms of the ART’s revenue recognition policy, in the third quarter of 2012.

As part of the settlement, the ART agreed to participate with other parties that have asserted claims against Buchanan in a binding Alternate Dispute Resolution proceeding (the “ADR Proceeding”) in which an additional $40.0 million will be distributed. The ART and other parties have made their submissions in the ADR Proceedings and those submissions are under advisement.

At this time the ART cannot predict how much, if any, of the $40.0 million will be awarded to the ART or estimate the possible financial effect of the ADR Proceedings on the ART’s financial statements.

5                                         Fair Value of Financial Instruments

The ART invests in FDIC insured bank certificates of deposit (“CDs”). CD investments held by the ART as of December 31, 2011 matured in the first quarter of 2012. At maturity, the ART elected to re-invest in CDs with a maturity of 90 days or less when purchased. CDs with a maturity of 90 days or less when purchased are classified as cash and cash equivalents and those with a maturity exceeding 90 days are classified as temporary investments.  The ART had no temporary investments as of September 30, 2012 or December 31, 2011.

The fair value of the note receivable and accrued interest has been determined using unobservable inputs (i.e. Level 3, as defined in Accounting Standards Codification 820-10) and approximates $6.0 million as of September 30, 2012 and $5.2 million as of December 31, 2011. The fair value was derived by discounting to September 30, 2012 and December 31, 2011 the projected maturity value of the note including accrued interest. The projected maturity values, including interest were calculated using life expectancy tables. The discount rate is based on the yield on the notes issued by the life insurance companies underwriting the life insurance policies and various risk factors associated with the note.

The carrying values were approximately $6.9 million as of September 30, 2012 and approximately $6.6 million as of December 31, 2011. The note bears 8% simple interest and is recourse only to the proceeds of various life insurance policies on Mr. and Mrs. Leonard Tow totaling approximately $28.0 million.

6                                         Subsequent Events

Events subsequent to September 30, 2012 have been evaluated through November 9, 2012, the date the accompanying financial statements were issued. There have been no subsequent events that would be material to the financial statements of the ART, including Cause of Action settlements or judgments or Distributions or decisions concerning future Distributions.

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

The ART is not subject to Federal or state income taxes.  The ART is not aware of any transactions or events up to and including September 30, 2012 that would subject it to Federal or state income taxes.  Further, the ART has no unrecognized income tax benefits as of September 30, 2012 nor are there any amounts required to be included in the financial statements for interest or penalties on unrecognized income tax benefits.  Items of income, gain, loss, deduction and other tax items have been and will be allocated to the Holders that would be entitled to receive such items if they constituted cash distributions or reductions therefrom.  The Holders are responsible for the payment of taxes on a current basis that result from such allocations whether or not cash is distributed.

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

Distributions

Pursuant to the Plan and the Declaration, Distributions to Holders are net of any costs and expenses incurred by the ART in connection with administering, litigating or otherwise resolving the various Causes of Action. Such costs and expenses may also include fees and expenses of the Trustees, premiums for directors and officers insurance, and other insurance and fees and expenses of attorneys and consultants. Distributions will be made only from assets of the ART and only to the extent that the ART has sufficient assets (over amounts retained for future costs and expenses, among other things) to make such payments in accordance with the Plan and the Declaration. No Distribution is required to be made to any Holder unless such Holder is to receive in such Distribution at least $25.00 or unless such Distribution is the final Distribution to such Holder pursuant to the Plan and the Declaration.

Distributions will be made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration. Previous Distributions occurred on December 21, 2010 for $215.0 million and on March 1, 2012 for $30.0 million in cash payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. It is not possible to determine at this time if there will be future Distributions to the Holders of Interests in the Trust. No other Distributions are currently planned. As of September 30, 2012, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

CVV Series of Interest:	As of September 30, 2012
Series RF (1)	115,000,000
Series Arahova	722,639,681
Series FrontierVision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2	339,207,075
Series ACC-3	119,430,302
Series ESL (2)	17
Series ACC-4	1,790,968,272
Series ACC-5 (2)	458
Series ACC-6B	150,000,000
Series ACC-6B1 (2)	3
Series ACC-6D	575,000,000
Series ACC-6D1 (2)	229,004
Series ACC-6E/F	935,812,456
Series ACC-6E/F1 (2)	277,210
Series ACC-7	217,022,640
Series ACC-7A (2)	1,537,766,752

(1)        Series RF Interests are outstanding but were paid in full with the March 1, 2012 Distribution and are not eligible for future Distributions.

(2)        For each of these categories of Interests (which include disputed claims), each holder of a disputed claim was awarded one Interest. The underlying claims have been expunged or conditionally expunged and these corresponding Interests which are held by the ART Disputed Ownership Fund will be cancelled upon the dissolution of the ART.

A schedule summarizing the Distribution priority waterfall as of September 30, 2012 is set forth below:

ART Distribution Waterfall Chart

September 30, 2012(1)

Remainig Aggregate Distribution (2)	Distribution Description (3)	ART Distribution Recipient
		RF	0.00%
		Arahova	0.00%
		ACC-1	0.00%
		Olympus	0.00%
		FrontierVision	0.00%
		ACC-2	0.00%
		ACC-3	0.00%
0	RF Holders Paid In Full	FPL	0.00%

0 - 360,000,000	Until Series Olympus has received aggregate distributions of $16 million plus the Olympus Fees, plus accrued post-Effective Date dividends	Arahova	45.87%
		ACC-1	42.73%
		Olympus	5.00%
		FrontierVision	2.50%
		ACC-2	2.25%
		ACC-3	0.90%
		FPL	0.75%

360,000,001 - 920,000,000	Until cumulative distribution is $1,165 million	Arahova	48.37%
		ACC-1	45.06%
		FrontierVision	2.50%
		ACC-2	2.37%
		ACC-3	0.95%
		FPL	0.75%

920,000,001 - 4,343,000,000	Until Series Arahova has received $625 million plus the Arahova Fees plus accrued post-Effective Date dividends	ACC-1	76.60%
		Arahova	14.51%
		ACC-2	4.03%
		FrontierVision	2.50%
		ACC-3	1.61%
		FPL	0.75%

4,343,000,001 - 4,908,000,000	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends (ACC-1 and ACC-3 paid in full)	ACC-1	90.11%
		ACC-2	4.74%
		FrontierVision	2.50%
		ACC-3	1.90%
		FPL	0.75%

4,908,000,001 - 4,956,000,000	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends	ACC-2	96.75%
		FrontierVision	2.50%
		FPL	0.75%

		ACC-2	97.50%
	Until the holders of Claims in Class ACC Notes and in Classes ACC Trade and ACC Other Unsecured have been paid in full including Case Contract Interest (ACC Notes) and Case 8% Interest (ACC Trade and ACC Other Unsecured) and accrued post-Effective Date dividends	FrontierVision	2.50%

4,956,000,001 - 4,961,000,000	Until Series FrontierVision has received aggregate distributions of $85 million plus 80% of the FrontierVision Fees, plus accrued post-Effective Date dividends	FrontierVision	100.00%

4,961,000,001 - 5,025,000,000	Until the additional distribution to the Series Arahova Interests equals $50 million plus accrued post-Effective Date dividends at a rate of 5% per annum	Series Arahova	100.00%

Not Quantifiable	Until ESL holders have received Payment in Full of their Claims and Case 8% interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-4 holders have received the full amount of their Allowed Claims plus Case Contract Interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-5 holders have received the full amount of their Allowed Claims plus Case 8% interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-6 holders receive distributions in accordance with the relative priorities established by the Liquidation Preferences governing the shares of ACC Preferred Stock and the Bankruptcy Code

Not Quantifiable	Each ACC-7 holder is entitled to receive a pro rata share of any distributions remaining

(1)  Remaining aggregate distributions and ART distribution percentages are as of September 30, 2012.

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

Third Quarter 2012 vs Third Quarter 2011

Total revenues consisting of court approved Cause of Action settlements and interest increased to approximately $20.1 million in the third quarter of 2012 from approximately $116,000 in the third quarter of 2011. The revenue increase of approximately $20.0 million was caused by a settlement related to the Buchanan Cause of Action for $20.0 million in the third quarter of 2012. There were no court approved settlements for the third quarter of 2011.

Total operating expenses for the ART decreased to approximately $2.4 million in the third quarter of 2012 from approximately $2.6 million in the third quarter of 2011. The cost decrease of approximately $0.2 million was caused by a decrease in professional litigation and professional administration costs of approximately $0.2 million and $12,000 respectively, offset by an increase in general and administrative costs of approximately $7,000.

Professional litigation costs decreased by approximately $0.2 million in the third quarter of 2012 compared to the third quarter of 2011 primarily due to decreased costs of $0.1 million related to the Bank / Goldman Causes of Action and $0.4 million for the FPL Cause of Action. The decreases were offset by increased professional expenses of $0.3 million for the Buchanan Cause of Action.

Professional administrative costs decreased by approximately $12,000 in the third quarter of 2012 compared to the third quarter of 2011. The decreased costs in the third quarter of 2012 relate to legal support costs incurred by the ART to manage trust operations, administrative requirements, Cause of Action oversight and regulatory compliance.

General and administrative costs increased by approximately $7,000 in the third quarter of 2012 when compared to the third quarter of 2011. The ART experienced increased costs of approximately $16,000 in the third quarter of 2012 for SEC filing and audit costs and had offsetting decreased costs of approximately $10,000 for bank fees and other administrative costs between the same comparable periods.

As a result of the increase in total revenues of approximately $20.0 million and the decrease in total operating expenses of approximately $0.2 million in the third quarter of 2012 compared to the third quarter of 2011, the net income of approximately $17.7 million for the quarter ended September 30, 2012 was approximately $20.2 million higher than the net loss for the quarter ended September 30, 2011.

Nine months ended September 30, 2012 versus the nine months ended September 30, 2011

Total revenues consisting of court approved Cause of Action settlements and interest increased to approximately $20.3 million for the nine months ended September 30, 2012 from approximately $382,000 for the nine months ended September 30, 2011. The increase of approximately $19.9 million was caused by an increase in settlement revenue related to the Buchanan Cause of Action for $20.0 million offset by a reduction in interest income of $0.1 million during the nine months ended September 30, 2012. There were no court approved settlements or related revenues for the nine months ended September 30, 2011.

Total operating expenses for the ART decreased to approximately $7.7 million for the nine months ended September 30, 2012 from approximately $8.1 million for the nine months ended September 30, 2011. The cost decrease of approximately $0.4 million was caused by a reduction in professional litigation costs of approximately $0.2 million, professional administrative costs of approximately $0.1 million and general and administrative costs of approximately $38,000.

Professional litigation costs decreased by approximately $0.2 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to decreased professional expenses for the Bank / Goldman, Buchanan, JV LIF and Prestige Causes of Action. The decreases were offset by increased costs for the FPL Cause of Action which went to trial in the second quarter of 2012.

Professional administrative costs decreased by approximately $0.1 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decreased costs relate to decreased legal support costs incurred by the ART to manage trust operations, administrative requirements, Cause of Action oversight and regulatory compliance.

General and administrative costs decreased by approximately $38,000 for the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. The ART experienced decreased costs of approximately $67,000 for bank fees, insurance premiums and tax filing costs and had offsetting increased costs of approximately $28,000 for SEC filing, audit and other administrative costs between the same comparable periods.

As a result of the increase in total revenues of approximately $19.9 million and the decrease in total operating expenses of approximately $0.4 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, the net income of approximately $12.6 million for the nine months ended September 30, 2012 was approximately $20.3 million higher than the net loss for the nine months ended September 30, 2011.

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

Based upon cash and cash equivalent balances as of September 30, 2012 totaling approximately $55.6 million along with expected expenses and other potential disbursements, the ART expects to meet its obligations as they come due during the next twelve months. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that cash will be available to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and seeking methods to reduce legal, professional and administrative costs are all strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the ART’s ability to maximize recoveries from settlements.

The nature of the ART’s operation does not give rise to capital expenditures and there are no current or expected commitments for capital expenditures in the next twelve months. Should a need for capital expenditures arise, the ART would fund the requirement from existing assets. Additionally, the ART currently has no long-term contracts or other long-term obligations.

Cash and cash equivalent balances at September 30, 2012 of approximately $55.6 million are $17.0 million lower than as of December 31, 2011. This decrease is due to cash and cash equivalents used by financing activities totaling $30.0 million offset by cash and cash equivalents provided by operating activities totaling $13.0 million.

The use of cash by financing activities was caused by a Distribution to Holders which occurred in the first quarter of 2012 for $30.0 million. The $13.0 million of cash provided by operating activities included net income for the nine months ended September 30, 2012 of approximately $12.6 million. Other operating activities include the accrual of interest on a note receivable of approximately $0.3 million, the paydown of accrued expenses of approximately $11,000 offset by the amortization of prepaid assets totaling $0.7 million for the nine months ended September 30, 2012.

As of September 30, 2012, the ART has a total of $55.6 million of cash and cash equivalents which include investments in three-month or shorter FDIC fully-insured bank CDs in the amount of $10.0 million, a U.S. Treasury and government agency securities money market fund in the amount of $41.8 million and deposit accounts in the amount of $3.8 million. The ART considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As such, the three-month CDs have been classified as cash equivalents as of September 30, 2012. All investments during the quarter were fully compliant with the ART investment policy. The ART has adequate liquidity to meet its obligations as of September 30, 2012.

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

The ART invests cash in either FDIC insured deposit accounts, FDIC insured bank CDs or a money market fund invested in short-term U.S. Treasury and government agency securities including repurchase agreements collateralized fully by U.S. Treasury and government agency securities. The CDs have 3 month or less maturity terms and as of September 30, 2012 the money market fund has a 45 day weighted average maturity for the underlying securities. Interest income from these investments is subject to interest rate fluctuations.

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

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2012. Based on their evaluation, the Trustees and the Trust Administrator concluded that as of September 30, 2012, the ART’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in the ART’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the ART’s internal control over financial reporting.

PART II

Item 1       Legal Proceedings

Causes of Action

Except as set forth below, there have been no material developments in the legal proceedings described in the ART’s Form 10-K as filed on March 9, 2012  or as updated in the ART’s Form 10-Q filed on May 11, 2012 and August 9, 2012.

Pending Causes of Action

Goldman Sachs Litigation

On July 6, 2003, the Creditors Committee filed a complaint in the Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) against Adelphia’s pre-petition commercial banks and lenders, Adelphia’s former investment bankers and financial advisors, and assignees of Adelphia’s pre-petition bank debt (the “Bank Litigation”).  On February 9, 2006, the United States District Court for the Southern District of New York (the “District Court”) granted a motion filed by certain defendants to withdraw the reference to the Bankruptcy Court. Pursuant to the Plan, the claims asserted in the Goldman Sachs Litigation were transferred to the ART.

The complaint included a claim for intentional fraudulent transfer against Goldman Sachs, Inc. arising from Adelphia’s pre-petition repayment of the Rigases’ personal margin loans in an amount of approximately $63.0 million.  On May 6, 2009, the Court denied Goldman Sachs’ motion to dismiss.  Goldman moved for summary judgment on March 2, 2010.  Following argument in August 2010, Goldman supplemented its motion on November 12, 2010.  On April 7, 2011, the District Court granted Goldman’s summary judgment motion and judgment was entered on April 13, 2011.  On May 6, 2011, the ART timely filed its notice of appeal to the Court of Appeals for the Second Circuit and subsequently filed an appeal. On April 25, 2012, the Second Circuit Court of Appeals heard oral argument on the appeal and took the case under advisement.

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

Buchanan Ingersoll

On June 27, 2012, the ART announced that it had reached a settlement with Buchanan Ingersoll & Rooney PC (“Buchanan”), subject to the approval of the United States Bankruptcy Court.  On July 18, 2012, the Bankruptcy Court entered an order approving the settlement.  No objections or appeals were filed in the period allowed for appeals, and on August 1, 2012 the settlement became final.  Buchanan served as Adelphia’s primary outside legal counsel for a number of years before Adelphia filed for bankruptcy protection in June 2002.  Under the terms of the settlement, Buchanan made an initial payment of $20.0 million to the ART, which was released to the ART on August 3, 2012 and was recorded, under the terms of the ART’s revenue recognition policy, in the third quarter of 2012.

As part of the settlement, the ART agreed to participate with other parties that have asserted claims against Buchanan in a binding Alternate Dispute Resolution proceeding (the “ADR Proceeding”) in which an additional $40.0 million will be distributed. The ART and other parties have made their submissions in the ADR Proceedings and those submissions are under advisement.

At this time the ART cannot predict how much, if any, of the $40.0 million will be awarded to the ART or estimate the possible financial effect of the ADR Proceedings on the ART’s financial statements.

Item 1A.               Risk Factors

As of the date of this filing there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the ART’s Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 9, 2012 or as updated in the ART’s Form 10-Q filed on May 11, 2012 and August 9, 2012.

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
101

The following materials from Adelphia Recovery Trust’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL: (i) Condensed Balance Sheets (ii) Condensed Statements of Operations (iii) Condensed Statements of Cash Flows; and (iv) Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2012

By: Quest Turnaround Advisors, LLC
as Trust Administrator of the Adelphia Recovery Trust
/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Member