Form 10-K
period 2012-12-31
Adelphia Recovery Trust
filed 2013-03-13
CIK 1433669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Distributions

Pursuant to the Plan and the Declaration, distributions to Holders are net of any costs and expenses incurred by the ART in connection with administering, litigating or otherwise resolving the various Causes of Action. Such amounts withheld from distribution may also include those to pay for expected fees and expenses of the Trustees, premiums for directors and officers insurance, and other insurance and fees and expenses of attorneys and consultants. Distributions will be made only from assets of the ART and only to the extent that the ART has sufficient assets (over amounts retained for contingent liabilities and future costs and expenses) to make such payments in accordance with the Plan and the Declaration. No distribution is required to be made to any Holder unless such Holder is to receive in such distribution at least $25.00 (per Holder class, name and address), or unless such distribution is the final distribution to such Holder pursuant to the Plan and the Declaration.

Distributions are made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration and are payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. On December 21, 2010 the ART made a distribution of $215 million in cash. A record date of December 13, 2010 was established by the Trust for purposes of this distribution. The ART made no distributions in 2011. The Trustees made two distributions in 2012, one on March 1, 2012 for $30 million with a record date of February 23, 2012 and one on December 18, 2012 for $30 million with a record date of December 10, 2012.

The Trustees have determined to retain remaining cash in reserve to administer the ART and fund the prosecution of the remaining Causes of Action. As a result, no other distributions are currently planned. In accordance with the Trust Declaration, remaining assets will be distributed upon the dissolution of the ART.

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

The Trustees have determined to retain remaining cash in reserve to administer the ART and fund the prosecution of the remaining Causes of Action. As a result, no other distributions are currently planned. In accordance with the Trust Declaration, remaining assets will be distributed upon the dissolution of the ART.

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

On July 13, 2011, the Bankruptcy Court denied FPL’s motion for leave to amend its answer to add a new defense.  FPL filed an appeal of the Bankruptcy Court’s July 13, 2011 decision, which was denied September 18, 2012.   On September 28, 2011, FPL moved to withdraw the reference to Bankruptcy Court.  The District Court denied FPL’s motion to withdraw the reference on January 30, 2012.  Trial began April 30, 2012 and testimony concluded on May 3, 2012.  The parties submitted post-trial briefs on June 22, 2012.   The Bankruptcy Court heard closing arguments on July 25, 2012.

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

As of June 25, 2004, Adelphia secured approximately 250 tolling agreements with various transferees, including members of the Rigas family, the Rigas family entities, former executives James Brown and Michael Mulcahey, and former directors Erland Kailbourne, Dennis Coyle, Leslie Gelber, and Peter Metros, among others. Certain of these tolling agreements have been amended from time to time. In addition, Adelphia filed approximately 150 complaints in the Bankruptcy Court commencing actions to avoid certain pre-petition transfers and payments. Most of those complaints have since been dismissed or resolved after further investigation.

At this time, the ART cannot predict the outcome of the remaining claims or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Resolved Matters

Buchanan Ingersoll

Buchanan Ingersoll & Rooney PC (“Buchanan”) served as Adelphia’s primary outside legal counsel  prior to June 2002, when Adelphia filed for bankruptcy protection.  On June 27, 2012, the ART announced that it had reached a settlement with Buchanan, subject to the approval of the United States Bankruptcy Court.  On July 18, 2012, the Bankruptcy Court entered an order approving the settlement.  No objections or appeals were filed in the period allowed for appeals, and on August 1, 2012 the settlement became final.  Under the terms of the settlement, Buchanan made an initial payment of $20.0 million to the ART, and the ART agreed to participate with other parties that

had asserted claims against Buchanan in a binding Alternate Dispute Resolution proceeding (the “ADR Proceeding”).    The ART was awarded an additional $14 million in the ADR Proceeding on November 20, 2012.

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

Motorola Litigation

On June 22, 2006, Adelphia filed an adversary complaint against Motorola, Inc. and certain of its subsidiaries (“Motorola”), as well as transferees of claims filed by Motorola in the Adelphia bankruptcy cases in the Bankruptcy Court for the Southern District of New York. The complaint sought recovery for (a) Motorola’s aiding and abetting breaches of fiduciary duty by members of the Rigas family in manipulating Adelphia’s financial statements and performance results for the fiscal years 2000 and 2001; (b) avoidance and recovery of preferential and fraudulent transfers made to Motorola of more than $60 million; (c) avoidance of purported (but unperfected) liens asserted by Motorola; and (d) equitable disallowance or subordination of Motorola’s claims in the Adelphia bankruptcy cases (the total face amount of which is approximately $66.6 million).  The ART was added as a co-plaintiff with Adelphia after February 13, 2007.

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

The remaining Sabres Banks cross-moved to dismiss the ART’s claims for aiding and abetting breach of fiduciary duty and equitable subordination or disallowance.  The ART moved to dismiss HSBC’s counterclaims.

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

As of December 31, 2012, the approximate number of record holders in each class of Interests was as follows:

Holders
Class	(#)
RF	1
Arahova	54
FrontierVision	13
FPL	4
Olympus	13
ESL	1
ACC-1	75
ACC-2	183
ACC-3	28
ACC-4	57
ACC-5	1
ACC-6B	29
ACC-6B1	1
ACC-6D	39
ACC-6D1	2
ACC-6E/F	47
ACC-6E/F1	3
ACC-7	2,659
ACC-7A	28
Total	3,238

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

Each class of Interest has a different distribution priority. As set forth in the distribution priority waterfall below, distributions (if any) to certain classes of Interests are contingent upon payment in full (or in some cases, in part) to classes of Interests with higher distribution priorities. In connection with a distribution, Holders are entitled to receive their pro rata portion of a stated amount and dividends on such stated amount, the rate of which is set forth in the Plan for each class of Interests. However, Holders of CVV Series RF Interests, CVV Series ACC-6B, CVV Series ACC-6B1, CVV Series ACC-6D, CVV Series ACC-6D1, CVV Series ACC-6E/F, CVV Series ACC-6E/F1, CVV Series  ACC-7 and CVV Series ACC-7A Interests do not earn dividends on their stated amount. A schedule summarizing the distribution priority waterfall is set forth below as of December 31, 2012 and should be read in conjunction with the Interest Holder Distribution data on pages 14 and 15.

ART Distribution Waterfall Chart

December 31, 2012(1)

Remaining Aggregate Distribution (2)	Distribution Description (3)	ART Distribution Recipient (4)
0	RF Holders Paid In Full	RF	0.00%
		Arahova	0.00%
		ACC-1	0.00%
		Olympus	0.00%
		FrontierVision	0.00%
		ACC-2	0.00%
		ACC-3	0.00%
		FPL	0.00%

0 - 335,000,000	Until Series Olympus has received aggregate distributions of $16 million plus the Olympus Fees, plus accrued post-Effective Date dividends	Arahova	45.87%
		ACC-1	42.73%
		Olympus	5.00%
		FrontierVision	2.50%
		ACC-2	2.25%
		ACC-3	0.90%
		FPL	0.75%

335,000,001 - 890,000,000	Until cumulative distribution is $1,165 million	Arahova	48.37%
		ACC-1	45.06%
		FrontierVision	2.50%
		ACC-2	2.37%
		ACC-3	0.95%
		FPL	0.75%

890,000,001 - 4,407,000,000	Until Series Arahova has received $625 million plus the Arahova Fees plus accrued post-Effective Date dividends	ACC-1	76.60%
		Arahova	14.51%
		ACC-2	4.03%
		FrontierVision	2.50%
		ACC-3	1.61%
		FPL	0.75%

4,407,000,001 - 4,999,000,000	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends (ACC-1 and ACC-3 paid in full)	ACC-1	90.11%
		ACC-2	4.74%
		FrontierVision	2.50%
		ACC-3	1.90%
		FPL	0.75%

4,999,000,001 - 5,002,000,000	Until the holders of Claims in Class ACC Notes and in Classes ACC Trade and ACC Other Unsecured have been paid in full including Case Contract Interest (ACC Notes) and Case 8% Interest (ACC Trade and ACC Other Unsecured) and accrued post-Effective Date dividends	ACC-2	97.50%
		FrontierVision	2.50%

5,002,000,001 - 5,021,000,000	Until Series FrontierVision has received aggregate distributions of $85 million plus 80% of the FrontierVision Fees, plus accrued post-Effective Date dividends	Series Arahova	97.50%
		FrontierVision	2.50%

5,021,000,001 - 5,067,000,000	Until the additional distribution to the Series Arahova Interests equals $50 million plus accrued post-Effective Date dividends at a rate of 5% per annum	Series Arahova	100.00%

Not Quantifiable	Until ESL holders have received Payment in Full of their Claims and Case 8% interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-4 holders have received the full amount of their Allowed Claims plus Case Contract Interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-5 holders have received the full amount of their Allowed Claims plus Case 8% interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-6 holders receive distributions in accordance with the relative priorities established by the Liquidation Preferences governing the shares of ACC Preferred Stock and the Bankruptcy Code

Not Quantifiable	Each ACC-7 holder is entitled to receive a pro rata share of any distributions remaining

Capitalized terms used in this chart but not otherwise defined have the respective meaning given to them under the Plan.

(1) Remaining aggregate distributions and ART distribution percentages are as of December 31, 2012

(2) Pursuant to the terms of the Plan, certain series of Interests are entitled to post-Effective Date dividends on certain amounts due to the corresponding class of claims. For purposes of calculating the reference amount on which post-Effective Date dividends accrue, the distribution of the True-Up Holdback is treated as if it occurred on the Effective Date.  Remaining aggregate distributions have been reduced as a result of the $215 million cash distribution to certain CVV Holders as of December 21, 2010, the $30 million cash distribution on March 1, 2012 and the $30 million cash distribution on December 18, 2012, as well as distributions made by Adelphia for excess reserves and for refunds of reserves established for Settlement Party Fee Claims.  .

(3) Unless otherwise stated, post-Effective Date dividends accrue at a rate of 8.9% per annum.

(4) This chart is adjusted in accordance with Plan sections 5.1 and 5.2 with regard to pay-off priorites between the ACC Senior Notes, Trade and Other Unsecured Classes and the Subisidary Notes Classes due to the magnitude of distributions by Adelphia to the ACC Senior Notes, Trade and Other Unsecured Classes as a result of the release of escrows, reserves and holdbacks.

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

Distributions are made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration and are payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. On December 21, 2010 the ART made a distribution of $215 million in cash. A record date of December 13, 2010 was established by the Trust for purposes of this distribution. No distributions were made in 2011. The Trustees made two distributions in 2012, one on March 1, 2012 for $30 million with a record date of  February 23, 2012 and one on December 18, 2012 for $30 million  with a record date of December 10, 2012.

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

The Trustees have determined to retain remaining cash in reserve to administer the ART and fund the prosecution of the remaining Causes of Action. As a result, no other distributions are currently planned. In accordance with the Trust Declaration, remaining assets will be distributed upon the dissolution of the ART.

Interest Holder Distributions

On December 21, 2010 the ART made a distribution of $215 million in cash payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. A record date of December 13, 2010 was established by the Trust for purposes of this distribution. The ART made no distributions in 2011. In 2012 the Trustees approved two distributions. The Trustees announced an approved distribution on February 16, 2012 in the amount of $30 million in cash. The record date for the distribution was February 23, 2012 and the distribution was completed on March 1, 2012. The per-Interest amount of the distribution and the total amount of the distribution by series of Interest is set forth below. The distribution fully resolved the Series RF claims.

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

The second approved distribution in 2012 was announced by the Trustees on December 3, 2012 in the amount of $30 million in cash. The record date for the distribution was December 10, 2012 and the distribution was completed on December 18, 2012. The per-Interest amount of the distribution and the total amount of the distribution by series of Interest is set forth below.

Adelphia Recovery Trust

$30 Million Cash Distribution per Interest to Holders of Record as of December 10, 2012

	DISTRIBUTION PER INTEREST:
	CUSIP	Column A		Column B		Column C
	Number	Distribution Amount per Interest		Number of Interests		Total Distribution Amount
CVV Series RF (paid in full)	00685R 84 7			115,000,000
CVV Series Arahova Interests	00685R 10 2	$0.0190443023	x	722,639,681	=	$13,762,169
CVV Series FrontierVision Interests	00685R 20 1	$0.0086605080	x	86,600,001	=	$750,000
CVV Series FPL Interests	00685R 86 2	$0.0088235297	x	25,575,129	=	$225,663
CVV Series Olympus Interests	00685R 30 0	$0.0882352889	x	17,000,001	=	$1,500,000
CVV Series ACC-1 Interests	00685R 40 9	$0.0026484888	x	4,839,988,165	=	$12,818,654
CVV Series ACC-2 Interests	00685R 50 8	$0.0019865631	x	339,207,075	=	$673,856
CVV Series ACC-3 Interests	00685R 60 7	$0.0022578687	x	119,430,302	=	$269,658
CVV Series ESL Interests	00685R 85 4	$0	x	17	=	$0
CVV Series ACC-4 Interests	00685R 70 6	$0	x	1,790,968,272	=	$0
CVV Series ACC-5 Interests	00685R 80 5	$0	x	458	=	$0
CVV Series ACC-6B Interests	00685R 83 9	$0	x	150,000,000	=	$0
CVV Series ACC-6B1 Interests	00685R 82 1	$0	x	3	=	$0
CVV Series ACC-6D Interests	00685R 81 3	$0	x	575,000,000	=	$0
CVV Series ACC-6D1 Interests	00685R 79 7	$0	x	229,004	=	$0
CVV Series ACC-6E/F Interests	00685R 78 9	$0	x	935,812,456	=	$0
CVV Series ACC-6E/F1 Interests	00685R 77 1	$0	x	277,210	=	$0
CVV Series ACC-7 Interests	00685R 87 0	$0	x	217,022,640	=	$0
CVV Series ACC-7A Interests	00685R 76 3	$0	x	1,537,766,752	=	$0

TOTALS				11,472,517,166		$30,000,000

Item 6. Selected Financial Data.

Selected Financial Data

The Selected Financial Data should be read in conjunction with the financial statements and related notes, which are included in Item 8 below, and “Management’s Discussion and Analysis of Financial Statements and Results of Operations” included in Item 7.

Summary of Changes in Net Assets

(millions)	For year ended December 31, 2012	For year ended December 31, 2011

Net assets, beginning of year	$80.0	$91.0

Revenues	34.4	0.5
Expenses	8.9	11.5
Net income (loss)	25.5	(11.0)
Distributions to Interest Holders	60.0	—

Net assets, end of year	$45.5	$80.0

Summary of Balance Sheet Items

(millions)	As of December 31, 2012	As of December 31, 2011

Total assets	$45.9	$80.4
Total liabilities	$0.3	$0.3

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

As set forth in the Plan and the Declaration, the ART is administered by five Trustees. These Trustees are authorized to carry out the purposes of the ART. In particular, the Trustees are responsible for protecting, maintaining, liquidating to cash and maximizing the value of the Causes of Action contributed to the ART, whether by litigation, settlement or otherwise. The recoveries from settled Causes of Action and preferences from the Effective Date through December 31, 2012 have amounted to $438.6 million.  The recoveries from settled Causes of Action and preferences for the years ended December 31, 2012,  2011, 2010, 2009 and for the period from February 13, 2007 to December 31, 2008 are set forth below (all amounts in millions).

(millions)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	For the period from February 13, 2007 (date established) to December 31, 2008

Buchanan	$34.0	$—	$—	$—	$—
Bank	—	—	175.0	—	—
Motorola	—	—	—	40.0	—
Tow / Rosenweig	—	—	—	—	20.9
Deloitte	—	—	—	—	167.5
Various preference claims	—	—	—	—	1.2

Total	$34.0	$—	$175.0	$40.0	$189.6

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

Distributions are made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration and are payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. On December 21, 2010 the ART made a distribution of $215.0 million in cash. A record date of December 13, 2010 was established by the Trust for purposes of this distribution. No distributions were made in 2011. The Trustees made two distributions in 2012, one on March 1, 2012 for $30 million with a record date of February 23, 2012 and one on December 18, 2012 for $30 million with a record date of December 10, 2012.

The Trustees have determined to retain remaining cash in reserve to administer the ART and fund the prosecution of the remaining Causes of Action. As a result, no other distributions are currently planned. In accordance with the Trust Declaration, remaining assets will be distributed upon the dissolution of the ART.

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

As of December 31, 2012, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

CVV Series of Interest:	As of December 31, 2012
Series RF (1)	115,000,000
Series Arahova	722,639,681
Series FrontierVision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2	339,207,075
Series ACC-3	119,430,302
Series ESL (2)	17
Series ACC-4	1,790,968,272
Series ACC-5 (2)	458
Series ACC-6B	150,000,000
Series ACC-6B1 (2)	3
Series ACC-6D	575,000,000
Series ACC-6D1 (2)	229,004
Series ACC-6E/F	935,812,456
Series ACC-6E/F1 (2)	277,210
Series ACC-7	217,022,640
Series ACC-7A (2)	1,537,766,752

(1)Series RF Interests are outstanding but were paid in full with the March 1, 2012 distribution and are not eligible for future distributions.

(2) For each of these categories of Interests (which included disputed claims), each holder of a disputed claim was awarded one Interest. The underlying claims have been expunged or conditionally expunged and these corresponding Interests which are held by the ART Disputed Ownership Fund will be cancelled upon dissolution of the ART.

Results of Operations

Year ended December 31, 2012 versus year ended December 31, 2011

Total revenues as set forth below, increased to $34.4 million in 2012 compared to $0.5 million in 2011 due to the settlement of the Buchanan Cause of Action in 2012. Historical settlement recoveries should not be considered as an indicator of future revenue performance of the ART as the ART’s revenue derived from Cause of Action settlements, if they occur, will be highly variable and unpredictable. The remaining legal proceedings could continue for years.

(millions)	For the year ended December 31, 2012	For the year ended December 31, 2011
Revenues
Litigation - court approved settlements	$34.0	$—
Interest income	0.4	0.5
Total revenues	$34.4	$0.5

There were settlement revenues of $34.0 million in 2012 compared to no settlement revenues in 2011.  The Buchanan Cause of Action was settled in 2012. Buchanan paid $20.0 million in August of 2012 and the ART recovered an additional $14.0 million through an Alternate Dispute Resolution proceeding. The Buchanan Cause of Action is now completely resolved as discussed in Item 3 above. There were no Cause of Action settlements in 2011.

As of the date of this Form 10-K, there remain other pending Causes of Action as described in Item 3 of this Form 10-K. At this time there is no way to estimate or project the timing or amount of potential recoveries or whether there will be any recoveries from those Causes of Action.

Both 2012 and 2011 include interest income from the ART’s invested cash balances. Interest income totaled $0.4 million in 2012 which has decreased from $0.5 million in 2011 primarily due to lower average invested cash balances in 2012 offset by an increase in investment yields. Investment yield increases were driven by market rate changes and were not caused by a change in investment strategy or policy of the ART.

Operating expenses of the ART as set forth below, decreased in 2012 to $8.9 million from $11.5 million in 2011. The $2.6 million decrease was due to reduced general and administrative, professional administrative and professional litigation expenses from pursuing Causes of Action in 2012 .

(millions)	For the year ended December 31, 2012	For the year ended December 31, 2011
Operating expenses
General and administrative expenses	$1.7	$3.0
Professional expenses - litigation	6.6	7.5
Professional expenses - administrative	0.6	1.0
Total operating expenses	$8.9	$11.5

Professional litigation expenses decreased overall in 2012 by $0.9 million to $6.6 million from $7.5 million in 2011 primarily due to a decrease of $2.1 million in expenses primarily related to reduced activity for the Prestige and Bank Causes of Action. The decrease was offset by increased costs in 2012 from 2011 of $1.2 million for the Buchanan and FPL Causes of Action of the ART.

The costs related to the prosecution of the various Causes of Action are substantial. The ART cannot be certain at this time of the total costs of prosecuting the remaining Causes of Action or the timing and amount of future recoveries if any. Additionally, the ART’s primary expense relates to professional fees incurred to prosecute the Causes of Action. The ART may retain additional professionals in the future, which would increase the ART’s expenses. The ART may be adversely impacted if the cost for these services were to increase significantly or if a professional providing services required replacement or to be supplemented, or if the cost for these services were to vary from the expected amount. Expenses for 2012 may not be indicative of future expenses.

Professional administrative expenses decreased in 2012 by $0.4 million to $0.6 from $1.0 million in 2011. The decrease is due to decreased professional time and resources required for ART governance in 2012.

General and administrative expenses decreased in 2012 by $1.3 million to $1.7 million from $3.0 million in 2011. The general and administrative category for both years include costs for insurance, Trustee compensation and expenses as well as the costs for the ART annual audit and quarterly reviews.  The decrease is primarily due to the ART’s $1.2 million contribution to the JV LIF made in connection with the JV LIF Litigation final settlements in 2011. In addition there were decreased costs for insurance, Trustee expenses, bank fees and tax filing in 2012 vs. 2011.

The costs and expenses for 2012 or 2011 may not be indicative of future expenses for the ART.

The net income for the year ended December 31, 2012 was $25.5 million compared to the 2011 net loss of $11.0 million. The year over year increase in net income of $36.5 million is related to the increased settlement revenues in 2012 of $34.0 million and decreased operating expenses $2.6 million, offset by decreased investment income of $0.1 million, all as discussed in more detail above.

Financial Condition and Cash Flows

The ART’s sources of liquidity result from (a) the $25.0 million transferred to the ART by Adelphia pursuant to the Plan on the Effective Date, (b) the successful resolution of Causes of Action and (c) earnings on invested cash balances. Receipts from these sources are used to pay professional and operating expenses of the ART and as distributions to the Holders after reserving cash required to pay future professional and operating expenses of the ART. After careful evaluation of future needs the Trustees have determined that the present best course of action, after distributing $215.0 million in 2010, $30.0 million on March 1, 2012, and $30 million on December 18, 2012 is to retain remaining cash and investments in reserve to administer the ART and fund the prosecution of the remaining Causes of Action. Existing cash is invested in either FDIC insured accounts or a money market fund invested in short-term U.S. Treasury and government agency securities, including repurchase agreements collateralized fully by U.S. Treasury and government agency securities.

Given December 31, 2012 balances of cash and cash equivalents totaling approximately $38.5 million the ART does not expect a deficiency in liquidity in the next twelve months from expected expenses and other potential disbursements. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that current liquidity will be adequate to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and or seeking methods to reduce legal professional and administrative costs are all strategies that could be undertaken to address liquidity issues should they arise.

These strategies could impact the ART’s ability to maximize recoveries from Causes of Action.  The nature of the ART’s operation does not give rise to capital expenditures and there are no current or expected commitments for capital expenditures in the next twelve months. Should a need for capital expenditures arise, the ART would fund the requirement from existing assets.

Cash and cash equivalent balances at December 31, 2012 of approximately $38.5 million have decreased approximately $34.1 million from the balance at December 31, 2011. Cash and cash equivalent balances were increased approximately $25.9 million over that period from operating activities but were decreased by $60.0 million from financing activities.  There were no investing  activities in 2012.

Operating activities included net income for the year ended December 31, 2012 of approximately $25.4 million and cash provided from operating assets and liabilities of approximately $0.4 million. The cash provided from operating assets and liabilities consisted of $0.8 million from the amortization of prepaid assets offset by the accrual of interest on a settlement note receivable for $0.4 million.

Financing activities during 2012 included the payment of two Interest Holder distributions totaling $60.0 million. No distributions were made in 2011. The Trustees made two distributions in 2012, one on March 1, 2012 for $30 million with a record date of  February 23, 2012 and one on December 18, 2012 for $30 million  with a record date of December 10, 2012.

The Trustees have determined to retain remaining cash in reserve to administer the ART and fund the prosecution of the remaining Causes of Action. As a result, no other distributions are currently planned. In accordance with the Trust Declaration, remaining assets will be distributed upon the dissolution of the ART.

The total of $38.5 million in cash and cash equivalents at December 31, 2012 includes $34.8 million of short-term investments and accrued interest and $3.7 million of demand deposits. The ART considers all highly liquid investments such as these to be cash equivalents. All investments during the year were fully compliant with the ART investment policy.

Critical Accounting Policies

Basis of accounting

The ART has assessed the requirements to report under the liquidation basis of accounting. At this time the liquidation basis of accounting has been deemed to be inappropriate due to the ongoing and extended nature of the work concerning the Causes of Action and the adequacy of the cash required to fund the required work. Consequently, the ART will report under United States generally accepted accounting principles for going-concern entities. The ART will periodically assess the need to adopt the liquidation basis of accounting subject to current facts and circumstances related to the adequacy of the ART’s liquidity and the status of the remaining Causes of Action.

Fair value estimates

As noted in the footnotes to the financial statements, the ART has assessed the fair value of its note receivable and accrued interest to be $6.1 million as of December 31, 2012. The market value of the note receivable was calculated using a discounted cash flow model. The discount rate was derived using the published yield on the 7 and 10 year benchmark U.S. Treasury bond plus the average reported spread on certain public unsecured bonds of the life insurance companies that provided the Tow life insurance policies, the proceeds from which will pay the note and interest. The maturity date was derived using the life expectancy of the Tow’s based on the 2007 Period Life Table published by the Social Security Administration.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The ART invests cash and cash equivalents in either FDIC insured deposit accounts or a money market fund invested in short-term U.S. Treasury and government agency securities, including repurchase agreements collateralized fully by U.S. Treasury and government agency securities. The money market fund has a 50 day effective average maturity for the underlying securities. Interest income is subject to interest rate fluctuations.

Item 8. Financial Statements and Supplementary Data.

Adelphia Recovery Trust

Index to Financial Statements

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees of the

Adelphia Recovery Trust

We have audited the accompanying balance sheets of the Adelphia Recovery Trust (the “ART”) as of December 31, 2012 and 2011, and the related statements of operations and changes in net assets, and cash flows for the years then ended.  The ART’s Trustees are responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the ART as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Glastonbury, Connecticut

March 13, 2013

Adelphia Recovery Trust

Balance Sheets

	As of December 31, 2012	As of December 31, 2011

Assets
Cash and cash equivalents	$38,500,583	$72,578,669
Prepaid assets	409,205	1,234,649
Note and accrued interest receivable	6,948,877	6,558,853
Total assets	$45,858,665	$80,372,171

Liabilities and net assets
Accrued expenses	$319,685	$317,506
Total liabilities	319,685	317,506

Net assets	45,538,980	80,054,665

Total liabilities and net assets	$45,858,665	$80,372,171

See accompanying notes to financial statements.

Adelphia Recovery Trust

Statements of Operations and Changes in Net Assets

	For year ended December 31, 2012	For year ended December 31, 2011

Revenues
Litigation - court approved settlements	$34,000,254	$—
Interest income	418,947	490,250
Total revenues	34,419,201	490,250

Operating expenses
General and administrative expenses	1,747,336	2,997,110
Professional expenses - litigation	6,565,749	7,537,517
Professional expenses - administrative	621,801	948,102
Total operating expenses	8,934,886	11,482,729

Net income (loss)	25,484,315	(10,992,479)

Net assets, beginning of year	80,054,665	91,047,144

Interest holder distributions	60,000,000	—

Net assets, end of year	$45,538,980	$80,054,665

See accompanying notes to financial statements.

Adelphia Recovery Trust

Statements of Cash Flows

	For the year ended December 31, 2012	For the year ended December 31, 2011

Operating activities
Net income (loss)	$25,484,315	$(10,992,479)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities-
Changes in operating assets and liabilities:
Prepaid assets	825,444	(1,166,036)
Note and accrued interest receivable	(390,024)	(390,024)
Accrued expenses	2,179	(1,568,675)
Net cash provided (used) by operating activities	25,921,914	(14,117,214)

Investing activities
Sale of temporary investments and accrued interest	—	64,808,133
Net cash provided by investing activities	—	64,808,133

Financing activities
Interest holder distributions	(60,000,000)	—
Net cash (used) by financing activities	(60,000,000)	—

Net change in cash and cash equivalents	(34,078,086)	50,690,919
Cash and cash equivalents, beginning of year	72,578,669	21,887,750
Cash and cash equivalents, end of year	$38,500,583	$72,578,669

See accompanying notes to financial statements

Adelphia Recovery Trust

Notes to Financial Statements

December 31, 2012

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

The ART is administered by five individual Trustees who were appointed by creditors of the Adelphia estate. The ART had no employees through December 31, 2012. The Trustees engage third party professionals and others including a Trust Administrator, which along with Adelphia, assist the Trustees in administering the activities of the ART. The Trustees have the duty and authority to take actions necessary to protect, maintain, liquidate to cash and maximize the Causes of Action, whether by litigation, settlement or otherwise.  The time frame for ultimate resolution of any of the Causes of Action cannot be estimated. For a description of the ongoing Causes of Action see Note 7.

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

The distribution of any net proceeds from settlements or judgments are made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration. On December 21, 2010 the ART made a distribution of $215.0 million in cash to the Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. A record date of December 13, 2010 was established by the Trust for purposes of this distribution. No distributions were made in 2011. The Trustees made two distributions in 2012, one on March 1, 2012 for $30 million with a record date of February 23, 2012 and one on December 18, 2012 for $30 million with a record date of December 10, 2012.

The Trustees have determined to retain remaining cash in reserve to administer the ART and fund the prosecution of the remaining Causes of Action. As a result, no other distributions are currently planned. In accordance with the Trust Declaration, remaining assets will be distributed upon the dissolution of the ART.

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

Cash and Cash Equivalents, and Temporary Investments

The ART considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are held in the trust department of a financial institution. The amount on deposit does not exceed the federally insured limit. As of December 31, 2012 and 2011 all cash equivalents consist of bank deposits, bank certificates of deposit (“CDs”) or money market funds which are invested in US Government Treasury obligations in accordance with the ART investment policy.

Income Taxes

The ART is not subject to federal or state income taxes. The ART is not aware of any transactions or events up to and including December 31, 2012 that would subject it to federal or state income taxes. Further, the ART has no unrecognized income tax benefits as of December 31, 2012 and 2011 nor are there any amounts required to be included in the financial statements for interest or penalties on unrecognized income tax benefits.

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

As of December 31, 2012 and 2011 the net tax basis of the ART is approximately $346.8 million and $374.5 million higher than the reported amount of net assets in the ART financial statements.

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

3.                                      Notes Receivable

On August 3, 2007 the ART settled a Cause of Action and received an unsecured note bearing simple (non-compounding) interest, at a rate of 8%, in the principal amount of $4,875,250. The Court approved the settlement of that Cause of Action on September 6, 2007. The note is recourse only to the future proceeds of approximately $28.0 million from life insurance policies on the lives of Mr. Leonard Tow and his wife.  A portion of the proceeds from a first to die rider on one policy shall be paid on the first to die of Mr. Tow and his wife.  The remaining proceeds shall not be paid until the death of the last to die of Mr. Tow and his wife. Payment of the principal and interest is not expected before December 31, 2013.  As of December 31, 2012 and 2011 the balance under the note was $6,948,877 and $6,558,853, respectively, comprised of the principal amount of the note and accrued interest of $2,073,627 and $1,683,603, respectively. Principal and accrued interest are considered fully collectable.

4.                                       Other Related Party Transactions and Prepaid Expenses

In 2011 Adelphia was directed by the ART Trustees to pre-pay director and officer insurance premiums in the amount of $1,017,500. In each of 2012 and 2011 Adelphia was directed to pre-pay $30,000 in bank fees. In December of 2011, Adelphia was directed to prepay certain professional costs for $500,000. The remaining prepaid portion of these costs as of December 31, 2012 and 2011 was $409,205 and $1,234,649, respectively.

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

5.                                      Fair Value of Financial Instruments

As of December 31, 2012 and 2011 the fair value of cash and cash equivalents, prepaid assets and accrued expenses approximate their carrying values.

The fair value of the note receivable and accrued interest has been determined using unobservable inputs (i.e. Level 3, as defined in Accounting Standards Codification 820-10) and approximates $6.1 million as of December 31, 2012 and $5.2 million as of December 31, 2011. The fair value was derived by discounting to December 31, 2012 and December 31, 2011 the projected maturity value of the note including accrued interest. The discount rate was derived using the published yield on the 7 and 10 year benchmark U.S. Treasury bond plus the average reported spread on certain public unsecured bonds of the life insurance companies that provided the Tow life insurance policies. The projected maturity values, including interest, were calculated using life expectancy tables. The discount rate is based on the yield on the notes issued by the life insurance companies underwriting the life insurance policies and various risk factors associated with the note.

The carrying values were approximately $6.9 million as of December 31, 2012 and approximately $6.6 million as of December 31, 2011. The note bears 8% simple interest and is recourse only to the proceeds of various life insurance policies on Mr. and Mrs. Leonard Tow totaling approximately $28.0 million.

6.                                      Trustee Compensation

After December 31, 2007 the Official Committee of Unsecured Creditors of Adelphia Communications Corporation and all of its Affiliated Debtors-In-Possession (the “Creditors Committee”) agreed to Trustee compensation of $43,750 per quarter, or $175,000 annually.

Under an agreement with the Creditors Committee, in 2012 and 2011 each of the five Trustees received annual base compensation of $175,000 paid at the beginning of each quarter in the amount of $43,750.  The Trustees may award reasonable additional service compensation (“Additional Service Compensation”) to any Trustee for additional service to the ART. The aggregate amount of Additional Service Compensation distributed to all Trustees as a group may not exceed $350,000 per year. The amounts paid and expensed as Additional Service Compensation in 2012 totaled $350,000. This was authorized and paid in 2012 for Trustee services rendered in 2011.  As of the date of this report $350,000 of Additional Service Compensation was awarded for 2012 service. The decision and obligation to award Additional Service Compensation and the related payment were both finalized after December 31, 2012 and thus will be expensed in 2013.

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

Incentive Compensation for a Trustee shall never be less than zero. That is, the Base Compensation and the Additional Service Compensation shall be retained by the Trustees regardless of whether any Incentive Compensation is due. The ART currently has no Incentive Compensation liability based on ART distributions through December 31, 2012.

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

On July 13, 2011, the Bankruptcy Court denied FPL’s motion for leave to amend its answer to add a new defense.  FPL filed an appeal of the Bankruptcy Court’s July 13, 2011 decision, which was denied September 18, 2012.   On September 28, 2011, FPL moved to withdraw the reference to Bankruptcy Court.  The District Court denied FPL’s motion to withdraw the reference on January 30, 2012.  Trial began April 30, 2012 and testimony concluded on May 3, 2012.  The parties submitted post-trial briefs on June 22, 2012.   The Bankruptcy Court heard closing arguments on July 25, 2012.

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

As of June 25, 2004, Adelphia secured approximately 250 tolling agreements with various transferees, including members of the Rigas family, the Rigas family entities, former executives James Brown and Michael Mulcahey, and former directors Erland Kailbourne, Dennis Coyle, Leslie Gelber, and Peter Metros, among others. Certain of these tolling agreements have been amended from time to time. In addition, Adelphia filed approximately 150 complaints in the Bankruptcy Court commencing actions to avoid certain pre-petition transfers and payments. Most of those complaints have since been dismissed or resolved after further investigation.

At this time, the ART cannot predict the outcome of the remaining claims or estimate the possible financial effect of these proceedings on the ART’s financial statements.

Resolved Matters

Buchanan Ingersoll

Buchanan Ingersoll & Rooney PC (“Buchanan”) served as Adelphia’s primary outside legal counsel prior to June 2002, when Adelphia filed for bankruptcy protection.  On June 27, 2012, the ART announced that it had reached a settlement with Buchanan, subject to the approval of the United States Bankruptcy Court.  On July 18, 2012, the Bankruptcy Court entered an order approving the settlement.  No objections or appeals were filed in the period allowed for appeals, and on August 1, 2012 the settlement became final.  Under the terms of the settlement, Buchanan made an initial payment of $20.0 million to the ART, and the ART agreed to participate with other parties that had asserted claims against Buchanan in a binding Alternate Dispute Resolution proceeding (the “ADR Proceeding”).  The ART was awarded an additional $14 million in the ADR Proceeding on November 20, 2012.

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

Motorola Litigation

On June 22, 2006, Adelphia filed an adversary complaint against Motorola, Inc. and certain of its subsidiaries (“Motorola”), as well as transferees of claims filed by Motorola in the Adelphia bankruptcy cases in the Bankruptcy Court for the Southern District of New York. The complaint sought recovery for (a) Motorola’s aiding and abetting breaches of fiduciary duty by members of the Rigas family in manipulating Adelphia’s financial statements and performance results for the fiscal years 2000 and 2001; (b) avoidance and recovery of preferential and fraudulent transfers made to Motorola of more than $60 million; (c) avoidance of purported (but unperfected) liens asserted by Motorola; and (d) equitable disallowance or subordination of Motorola’s claims in the Adelphia bankruptcy cases (the total face amount of which is approximately $66.6 million).  The ART was added as a co-plaintiff with Adelphia after February 13, 2007.

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

The remaining Sabres Banks cross-moved to dismiss the ART’s claims for aiding and abetting breach of fiduciary duty and equitable subordination or disallowance.  The ART moved to dismiss HSBC’s counterclaims.

On May 18, 2012, the Court dismissed the Trust’s claims for aiding and abetting breach of fiduciary duty and equitable subordination or disallowance and HSBC’s counterclaims. The Court entered judgment and dismissed the case on May 22, 2012. The ART determined to not appeal the decision.

8.                        Subsequent Events

Subsequent to December 31, 2012 and through March 13, 2013 other than as discussed herein, there have been no events that would be material to the financial statements of the ART including Cause of Action settlements or judgments or Holder distributions or decisions concerning future Holder distributions.

9                           Unaudited Quarterly Financial Data

2012

	Quarter ended March 31, 2012	Quarter ended June 30, 2012	Quarter ended September 30, 2012	Quarter ended December 31, 2012	For year ended December 31, 2012

Revenues
Litigation - court approved settlements	$—	$—	$20,000,254	$14,000,000	$34,000,254
Interest income	103,520	102,208	103,252	109,967	418,947
Total revenues	103,520	102,208	20,103,506	14,109,967	34,419,201

Operating expenses
General and administrative expenses	731,923	333,368	345,949	336,096	1,747,336
Professional expenses - litigation	2,029,821	1,913,793	1,850,334	771,801	6,565,749
Professional expenses - administrative	120,158	246,205	158,718	96,720	621,801
Total operating expenses	2,881,902	2,493,366	2,355,001	1,204,617	8,934,886

Net income (loss)	$(2,778,382)	$(2,391,158)	$17,748,505	$12,905,350	$25,484,315

2011

	Quarter ended March 31, 2011	Quarter ended June 30, 2011	Quarter ended September 30, 2011	Quarter ended December 31, 2011	For year ended December 31, 2011

Revenues
Litigation - court approved settlements	$—	$—	$—	$—	$—
Interest income	136,236	129,470	115,959	108,585	490,250
Total revenues	136,236	129,470	115,959	108,585	490,250

Operating expenses
General and administrative expenses	763,578	347,012	339,011	1,547,509	2,997,110
Professional expenses - litigation	1,435,303	2,480,201	2,121,858	1,500,155	7,537,517
Professional expenses - administrative	382,208	94,487	170,953	300,454	948,102
Total operating expenses	2,581,089	2,921,700	2,631,822	3,348,118	11,482,729

Net loss	$(2,444,853)	$(2,792,230)	$(2,515,863)	$(3,239,533)	$(10,992,479)

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

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of the ART’s disclosure controls and procedures (as defined in Rules 13a -15(e) or 15d-15(e)) promulgated under the Exchange Act as of December 31, 2012. Based on their evaluation of the effectiveness of the ART’s disclosure controls and procedures (as defined in paragraph (b) of Rules 13a-15 or 15d-15), the Trustees and the Trust Administrator concluded that as of December 31, 2012, the ART’s disclosure controls and procedures were effective.

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

The Trustees and the Trust Administrator of the Trust performed an assessment of the effectiveness of the ART’s internal control over financial reporting as of December 31, 2012, utilizing the criteria described in the Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the ART’s internal control over financial reporting was effective at December 31, 2012.  Based on this assessment, the Trust Administrator concluded that the ART’s internal control over financial reporting was effective at December 31, 2012.

This annual report does not include an attestation report of the ART’s independent registered public accounting firm regarding internal control over financial reporting under the rules of the Securities and Exchange Commission that permit the ART to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012, there were no changes in the ART’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the ART’s internal control over financial reporting.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

There are five Trustees of the ART, each of whom has served since the inception of the ART:

Bryan E. Bloom, age 54, presently serves as in-house counsel, analyst and portfolio manager at W.R. Huff Asset Management Co., L.L.C., an investment management firm, and its various affiliates. Mr. Bloom joined Huff in 1994. Prior to that time, he was a tax partner at the law firm of Shanley & Fisher. Mr. Bloom is currently on the board of several private companies and of Circle Entertainment, Inc. He was previously a director of CKX, Inc. from December 2009 to June of 2011. Mr. Bloom serves on the Audit Committee of the ART.

Lee S. Hillman, age 57 serves as President of Liberation Advisory Group, LLC a private management and advisory services consultant to commercial and investment banks, private equity and hedge funds and growth stage businesses. Additionally, Mr. Hillman currently serves as a director and the Chief Executive Officer of Performance Health Systems, LLC a global manufacturer, distributor and licensor of specialty health and exercise equipment. Previously, Mr. Hillman served as Chairman of the Board and Chief Executive Officer of Power Plate International, a global manufacturer, distributor and licensor of health and exercise equipment. Mr. Hillman also serves on the board of directors for Lawson Products, Inc. and he was Chairman of the Board of RCN Corporation until August 2010. Mr. Hillman serves on the Audit Committee of the ART.

David P. Stowell, age 60, presently serves as a professor in the Department of Finance at Kellogg School of Management, Northwestern University, which he joined in March 2005. Prior to this position, Mr. Stowell was a managing director in JP Morgan’s investment banking division.

Ralph J. Takala, age 73, is an independent financial and business advisor.  In that capacity, he served as interim Senior Vice President and Chief Financial Officer of Cumberland Farms, Inc., a company that operates convenience stores and gas stations and is a wholesaler of refined petroleum products, from December 2006 through December 2008 and as the interim Chief Financial Officer of Picturetel Corp., a manufacturer of video conferencing systems, from 2000 to 2001. Mr. Takala served on the board of directors for Seitz Corporation through December 2011, and served on the board of directors of Scan Optics, Inc. from 2003 to 2006. Mr. Takala is a Certified Public Accountant and was a partner of Ernst & Young, LLP from 1978 to 1995. He serves as the chairman of the ART Audit Committee.

Dean A. Ziehl, age 60, presently is a partner in the law firm of Pachulski Stang Ziehl & Jones LLP, which he joined in 1983. Mr. Ziehl serves on the board of directors for Plan Member Services Corporation. Mr. Ziehl is the Chairman of the Board of Trustees.

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

Jeffrey A. Brodsky, age 54, is a co-founder and a Managing Director of Quest and is leading Quest’s role as the Plan Administrator of Adelphia. In addition to his responsibilities with Adelphia, Mr. Brodsky serves as a Director of Broadview Networks Holdings, Inc., Euramax International, Inc., Horizon Lines, Inc. and inMotion, Inc.

Barry D. Shalov, age 71, is a Managing Director of Quest, which he joined in 2007. Prior to that time, Mr. Shalov was a senior partner in the law firm of DLA Piper US LLP, which he joined in 2000. Previously, Mr. Shalov was a senior partner with the law firm of Gordon Altman Butowsky Weitzen Shalov & Wein.

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

Risk Oversight

The Trustees oversee an enterprise-wide approach to risk management, designed to support the achievement of the organizational objectives of the ART, including protecting, maintaining, and maximizing the value of the Causes of Action contributed to the ART, whether by litigation, settlement or otherwise. Pursuant the ART’s Policies and Procedures Manual, the Trustees periodically identify and analyze risks to the ART’s financial and reporting objectives in order to effectively mitigate them. While the Trustees have ultimate oversight responsibility for the enterprise risk management process, the Audit Committee and the Trust Administrator also focus their review on financial risk, such as internal controls over financial reporting and overseeing the integrity of the financial statements of the ART.

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

The ART maintains applicable policies insuring Quest as the Trust Administrator against certain claims in connection with its services to the ART.

Item 11. Executive Compensation.

Trustee Compensation

Name	Fees Earned for 2012 Service (1)	Fees Earned for 2011 Service (2)
Bryan Bloom	$235,000	$235,000
Lee S. Hillman	$235,000	$235,000
David P. Stowell	$235,000	$235,000
Ralph Takala	$235,000	$235,000
Dean Ziehl	$285,000	$285,000

(1)                                 For services rendered in 2012, Dean Ziehl received $175,000 in base compensation and earned $110,000 in additional service compensation which was paid and expensed in 2013. The four other Trustees received base compensation of $175,000 and $60,000 in additional service compensation.

(2)                                 For services rendered in 2011, Dean Ziehl received $175,000 in base compensation and earned $110,000 in additional service compensation which was paid and expensed in 2012. The four other Trustees received base compensation of $175,000 and $60,000 in additional service compensation.

Each of the five Trustees was paid $175,000 as base compensation for services performed in 2012. The compensation was paid quarterly at the beginning of each calendar quarter in the amount of $43,750 per Trustee.

In addition, under the compensation agreement, the Trustees may award, in their sole discretion, additional reasonable compensation to any Trustee for additional service to the ART (“Additional Service Compensation”). The aggregate amount of Additional Service Compensation distributed to all Trustees as a group may not exceed $350,000 per year. Any Additional Service Compensation must be approved by a vote of a majority of the Trustees. Additional Service Compensation may be awarded to Trustees for service on the Audit Committee and for other services above and beyond the expected level of service, such as for close supervision of the Causes of Action. Dean Ziehl was awarded $110,000 in Additional Service Compensation in 2013 for his services in 2012 related to supervision of the Causes of Action. The other four Trustees each were awarded $60,000 in Additional Service Compensation in 2013 for their services in 2012. Additional Service Compensation is based on estimates of hours worked and contributions by the Trustees including, without limitation, supervision and mediation of the Causes of Action and the preparation of the ART’s regulatory filings.

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

Incentive Compensation for a Trustee shall never be less than zero. That is, the Base Compensation and the Additional Service Compensation shall be retained by the Trustees regardless of whether any Incentive Compensation is due. The ART currently has no Incentive Compensation liability based on ART distributions through December 31, 2012

For its role as Trust Administrator, Quest is compensated exclusively by the Debtors. The ART does not pay Quest any additional amounts of compensation for service as either Plan Administrator or Trust Administrator. The ART is required to reimburse Quest and the Debtors for out-of-pocket expenses incurred in performance of services on behalf of the ART.

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

(1) AUDIT FEES

The aggregate fees billed for 2012 and 2011 for professional services rendered for the audit of the ART’s annual financial statements and the reviews of its interim condensed financial statements included in the ART’s Form 10-Q filings were approximately $53,000 and $55,000 respectively.

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

Date: March 13, 2013

By: Quest Turnaround Advisors, LLC
as Trust Administrator of the Adelphia Recovery Trust

/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, including a majority of the Trustees.

/s/ Bryan E. Bloom	March 13, 2013
Bryan E. Bloom	Date
Trustee

/s/ Lee S. Hillman	March 13, 2013
Lee S. Hillman	Date
Trustee

/s/ David P. Stowell	March 13, 2013
David P. Stowell	Date
Trustee

/s/ Ralph J. Takala	March 13, 2013
Ralph J. Takala	Date
Trustee

/s/ Dean A. Ziehl	March 13, 2013
Dean A. Ziehl	Date
Trustee