Form 10-Q
period 2013-03-31
Adelphia Recovery Trust
filed 2013-05-10
CIK 1433669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements

Adelphia Recovery Trust

Unaudited Condensed Balance Sheets

	As of March 31, 2013	As of December 31, 2012

Assets
Cash and cash equivalents	$37,214,723	$38,500,583
Prepaid assets	660,982	409,205
Note and accrued interest receivable	7,046,361	6,948,877
Total assets	$44,922,066	$45,858,665

Liabilities and net assets
Accrued expenses	$60,359	$319,685
Total liabilities	60,359	319,685

Net assets	44,861,707	45,538,980

Total liabilities and net assets	$44,922,066	$45,858,665

See accompanying notes to condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Operations

	For the three months ended March 31, 2013	For the three months ended March 31, 2012

Revenues
Interest income	$103,104	$103,520
Total revenues	103,104	103,520

Operating expenses
General and administrative expenses	696,570	731,923
Professional expenses - litigation	7,900	2,029,821
Professional expenses - administrative	75,907	120,158
Total operating expenses	780,377	2,881,902

Net loss	$(677,273)	$(2,778,382)

See accompanying notes to condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Cash Flows

	For the three months ended March 31, 2013	For the three months ended March 31, 2012

Operating activities
Net loss	$(677,273)	$(2,778,382)
Adjustments to reconcile net loss to net cash used by operating activities consisting of changes in operating assets and liabilities:
Prepaid assets	(251,777)	558,598
Note and accrued interest receivable	(97,484)	(97,506)
Accrued expenses	(259,326)	280,379
Net cash used by operating activities	(1,285,860)	(2,036,911)

Financing activities
Interest holder distributions	—	(30,000,000)
Net cash used by financing activities	—	(30,000,000)

Net change in cash and cash equivalents	(1,285,860)	(32,036,911)
Cash and cash equivalents, beginning of period	38,500,583	72,578,669
Cash and cash equivalents, end of period	$37,214,723	$40,541,758

See accompanying notes to condensed financial statements.

ADELPHIA RECOVERY TRUST

Notes to Condensed Financial Statements — March 31, 2013 (Unaudited)

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

2                                                                                                                 Basis of Presentation

The accompanying interim unaudited condensed financial statements of the ART have been prepared in accordance with generally accepted accounting principles in the United States of America for interim periods (“US GAAP”) and with the instructions to Form 10-Q.  As such, they do not include all of the information and disclosures required by US GAAP for complete financial statements.  In the opinion of the Trustees, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim unaudited condensed financial statements have been included.  These condensed financial statements should be read in conjunction with the ART’s audited financial statements for the year ended December 31, 2012 included in its Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2013. Interim results are not necessarily indicative of the results for the complete fiscal year. The unaudited condensed balance sheet as of December 31, 2012 was derived from the audited financial statements for the year then ended.

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

4                                                                                                                 Causes of Action

There have been no material developments in the legal proceedings described in the ART’s 2012 Form 10-K as filed on March 13, 2013. For convenience, the same material as was in the ART 2012 10-K is provided below.

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

Avoidance Actions

On July 31, 2003, Adelphia and its debtor affiliates filed with the Bankruptcy Court their Statements of Financial Affairs, which included a schedule of payments to insider entities made within one year prior to Adelphia’s filing for bankruptcy and payments to non-insider entities made within ninety days prior to Adelphia’s filing for bankruptcy. Subsequently, Adelphia engaged in extensive analysis of all such payments to determine if they could be avoided pursuant to certain provisions of the Internal Revenue Code.

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

5                                                                                                                 Fair Value of Financial Instruments

The ART had no temporary investments as of March 31, 2013 or December 31, 2012.

The fair value of the note receivable and accrued interest has been determined using unobservable inputs (i.e. Level 3, as defined in Accounting Standards Codification 820-10) and approximates $5.8 million as of March 31, 2013 and $6.1 million as of December 31, 2012. The fair value was derived by discounting to March 31, 2013 and December 31, 2012 the projected maturity value of the note including accrued interest. The projected maturity values, including interest were calculated using life expectancy tables. The discount rate is based on the yield on the notes issued by the life insurance companies underwriting the life insurance policies and various risk factors associated with the note. The note yields increased from the fourth quarter of 2012 to the first quarter of 2013.

The carrying values were approximately $7.0 million as of March 31, 2013 and approximately $6.9 million as of December 31, 2012. The note bears 8% simple interest and is recourse only to the proceeds of various life insurance policies on Mr. and Mrs. Leonard Tow totaling approximately $27 million.

6                                                                                                                 Interest Holder Distribution

The Trustees have not authorized or completed any Distributions for the ART in 2013. The ART          made one distribution in the first quarter of 2012, on March 1, 2012, for $30 million with a record date of February 23, 2012.

The Trustees have determined to retain remaining cash in reserve to administer the ART and fund the prosecution of the remaining Causes of Action. As a result, no other distributions are currently planned. In accordance with the Trust Declaration, remaining assets will be distributed upon the dissolution of the ART.

7                                                                                                                 Subsequent Events

Events subsequent to March 31, 2013 have been evaluated through May 10, 2013, the date the accompanying financial statements were issued. Other than as discussed herein, there have been no subsequent events that would be material to the financial statements of the ART, including Cause of Action settlements or judgments or Distributions or decisions concerning future Distributions.

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

The ART is not subject to federal or state income taxes. The ART is not aware of any transactions or events up to and including March 31, 2013 that would subject it to federal or state income taxes. Further, the ART has no unrecognized income tax benefits as of March 31, 2013 nor are there any amounts required to be included in the financial statements for interest or penalties on unrecognized income tax benefits. Items of income, gain, loss, deduction and other tax items have been and will be allocated to the Holders that would be entitled to receive such items if they constituted cash distributions or reductions therefrom. The Holders are responsible for the payment of taxes on a current basis that result from such allocations whether or not cash is distributed.

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

Distributions are made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration. The Trustees made two distributions in 2012, one on March 1, 2012 for $30 million with a record date of February 23, 2012 and one on December 18, 2012 for $30 million with a record date of December 10, 2012 payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan.

The Trustees have determined to retain remaining cash in reserve to administer the ART and fund the prosecution of the remaining Causes of Action. As a result, no other distributions are currently planned. In accordance with the Trust Declaration, remaining assets will be distributed upon the dissolution of the ART.

As of March 31, 2013, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

CVV Series of Interest:	As of March 31, 2013
Series RF (1)	115,000,000
Series Arahova	722,639,681
Series FrontierVision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2	339,207,075
Series ACC-3	119,430,302
Series ESL (2)	17
Series ACC-4	1,790,968,272
Series ACC-5 (2)	458
Series ACC-6B	150,000,000
Series ACC-6B1 (2)	3
Series ACC-6D	575,000,000
Series ACC-6D1 (2)	229,004
Series ACC-6E/F	935,812,456
Series ACC-6E/F1 (2)	277,210
Series ACC-7	217,022,640
Series ACC-7A (2)	1,537,766,752

(1) Series RF Interests are outstanding, but were paid in full with the March 1, 2012 Distribution and are not eligible for future Distributions.

(2) For each of these categories of Interests (which include disputed claims), each holder of a disputed claim was awarded one Interest. The number of Interests is expected to change based on the resolution of disputed claims.

A schedule summarizing the Distribution priority waterfall as of March 31, 2013 is set forth below:

ART Distribution Waterfall Chart

March 31, 2013(1)

Remainig Aggregate Distribution (2)	Distribution Description (3)	ART Distribution Recipient (4)
		RF	0.00%
		Arahova	0.00%
		ACC-1	0.00%
		Olympus	0.00%
		FrontierVision	0.00%
		ACC-2	0.00%
		ACC-3	0.00%
0	RF Holders Paid In Full	FPL	0.00%

	Until Series Olympus has received aggregate distributions of $16 million plus the Olympus Fees, plus accrued post-Effective Date dividends	Arahova	45.87%
		ACC-1	42.73%
		Olympus	5.00%
		FrontierVision	2.50%
		ACC-2	2.25%
		ACC-3	0.90%
0 - 339,000,000		FPL	0.75%

		Arahova	48.37%
	Until cumulative distribution is $1,165 million	ACC-1	45.06%
		FrontierVision	2.50%
		ACC-2	2.37%
		ACC-3	0.95%
339,000,001 - 890,000,000		FPL	0.75%

	Until Series Arahova has received $625 million plus the Arahova Fees plus accrued post-Effective Date dividends	ACC-1	76.60%
		Arahova	14.51%
		ACC-2	4.03%
		FrontierVision	2.50%
		ACC-3	1.61%
890,000,001 - 4,499,000,000		FPL	0.75%

	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends (ACC-1, ACC-2 and ACC-3 paid in full)	ACC-1	90.11%
		ACC-2	4.74%
		FrontierVision	2.50%
		ACC-3	1.90%
4,499,000,001 - 5,071,000,000		FPL	0.75%

	Until Series FrontierVision has received aggregate distributions of $85 million plus 80% of the FrontierVision Fees, plus accrued post-Effective Date dividends	Series Arahova	97.50%
5,071,000,001 - 5,093,000,000		FrontierVision	2.50%

5,093,000,001 - 5,137,000,000	Until the additional distributions to the Series Arahova Interests equals $50 million plus accrued post-Effective Date dividends at a rate of 5% per annum	Series Arahova	100.00%

Not Quantifiable	Until ESL holders have received Payment in Full of their Claims and Case 8% interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-4 holders have received the full amount of their Allowed Claims plus Case Contract Interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-5 holders have received the full amount of their Allowed Claims plus Case 8% interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-6 holders receive distributions in accordance with the relative priorities established by the Liquidation Preferences governing the shares of ACC Preferred Stock and the Bankruptcy Code

Not Quantifiable	Each ACC-7 holder is entitled to receive a pro rata share of any distributions remaining

Capitalized terms used in this chart but not otherwise defined have the respective meaning given to them under the Plan.

(1)  Remaining aggregate distributions and ART distribution percentages are as of March 31, 2013.

(2) Pursuant to the terms of the Plan, certain series of Interests are entitled to post-Effective Date dividends on certain amounts due to the corresponding class of claims. For purposes of calculating the reference amount on which post-Effective Date dividends accrue, the distribution of the True-Up Holdback is treated as if it occurred on the Effective Date.  Remaining aggregate distributions have been reduced as a result of the $215 million cash distribution to certain CVV Holders as of December 21, 2010, the $30 million cash distribution on March 1, 2012, the $30 million cash distribution on December 18, 2012  as well as distributions made by Adelphia for excess reserves and for refunds of reserves established for Settlement Party Fee Claims.

(3) Unless otherwise stated, post-Effective Date dividends accrue at a rate of 8.9% per annum.

(4) This chart is adjusted in accordance with Plan sections 5.1 and 5.2 with regard to pay-off priorities between the ACC Senior Notes, Trade and Other Unsecured Classes and the Subsidiary Notes Classes due to the magnitude of distributions by Adelphia to the ACC Senior Notes, Trade and Other Unsecured Classes as a result of the release of escrows, reserves and holdbacks.  Sharing percentages portrayed reflect sharing relationships at the entry point of the individual breakpoints illustrated and do not reflect all changes in sharing relationships when multiple classes have concurrent pay-offs.

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

First Quarter 2013 vs First Quarter 2012

Total revenues consisting solely of interest were essentially the same in the first quarter of 2013 and the first quarter of 2012. There were no court approved settlements or related revenues for either the first quarter of 2013 or for the first quarter of 2012.

Total operating expenses for the ART decreased to approximately $780,000 in the first quarter of 2013 from approximately $2.9 million in the first quarter of 2012. The expense decrease of approximately $2.1 million was caused by a decrease in professional litigation expenses of $2.0 million, a reduction in general and administrative expenses of $35,000 and a reduction of professional administrative expenses of $44,000.

Professional litigation expenses decreased by approximately $2.0 million in the first quarter of 2013 compared to the first quarter of 2012 due to decreased professional services activity for all pending Causes of Action.

General and administrative expenses decreased by approximately $35,000 in the first quarter of 2013 when compared to the first quarter of 2012. The ART experienced decreased expenses in the first quarter of 2013 for bank fees, insurance premiums, tax filing expenses and Trustee expenses and had offsetting increased expenses for auditor and other administrative expenses between the same comparable periods.

Professional administrative expenses decreased by approximately $44,000 in the first quarter of 2013 compared to the first quarter of 2012. The decreased expenses in the first quarter of 2013 relate to legal support expenses incurred by the ART to manage trust operations, administrative requirements, Cause of Action oversight and regulatory compliance.

As a result of essentially the same revenues and the decrease in total operating expenses of approximately $2.1 million in the first quarter of 2013 compared to the first quarter of 2012, the net loss of approximately $677,000 for the quarter ended March 31, 2013 was approximately $2.1 million lower than the net loss for the quarter ended March 31, 2012.

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

Based upon cash and cash equivalent balances as of March 31, 2013 totaling approximately $37.2 million along with expected expenses and other potential disbursements, the ART expects to meet its obligations as they come due during the next twelve months. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that cash will be available to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and seeking methods to reduce legal professional and administrative expenses are all strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the ART’s ability to maximize recoveries from settlements.

The nature of the ART’s operation does not give rise to capital expenditures and there are no current or expected commitments for capital expenditures in the next twelve months. Should a need for capital expenditures arise, the ART would fund the requirement from existing assets.

Cash and cash equivalent balances at March 31, 2013 of approximately $37.2 million are $1.3 million less than as of December 31, 2012. This decrease is due to the uses of cash and cash equivalents by operating activities of $1.3 million.

The $1.3 million use of cash by operating activities included a net loss for the three months ended March 31, 2013 of approximately $677,000. Other uses of cash by operating activities included a use of cash to reduce accrued expenses by approximately $259,000 due to the timing of vendor payments, the accrual of interest on a note receivable of approximately $97,000 and the amortization of prepaid assets of $252,000 during the three months ended March 31, 2013.

As of March 31, 2013, the ART has a total of $37.2 million of cash and cash equivalents which include investments in three-month or shorter FDIC fully-insured bank CDs in the amount of $30.0 million, a U.S. Treasury and government agency securities money market fund in the amount of $3.5 million and deposit accounts in the amount of $3.7 million. The ART considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As such, the three-month CDs have been classified as cash equivalents as of March 31, 2013. All investments during the quarter were fully compliant with the ART investment policy.

The ART has adequate liquidity to meet its obligations as of March 31, 2013.

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

This report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the ART. The actual results of the ART could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the number of and proceeds from litigations and/or settlements which are successful, delays in obtaining proceeds, the amount of funding required for the litigations and other operating expenses, economic conditions, changes in tax and other governmental rules and regulations applicable to the ART, and other risks identified and described in the Form 10-K filed with the SEC on March 13, 2013. These risks and uncertainties are beyond the ability of the ART to control, and in many cases, the ART cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report the words “believes,” “estimates,” “plans,” “expects,” and “anticipates” and similar expressions as they relate to the ART or its management are intended to identify forward-looking statements.

Item 3                                            Quantitative and Qualitative Disclosures about Market Risk

The ART invests cash in either FDIC insured deposit accounts, FDIC insured bank CDs or a money market fund invested in short-term U.S. Treasury and government agency securities including repurchase agreements collateralized fully by U.S. Treasury and government agency securities. The CDs have 3 month or less maturity terms and as of March 31, 2013 the money market fund has a 47 day weighted average maturity for the underlying securities. Interest income from these investments is subject to interest rate fluctuations.

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

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2013. Based on their evaluation, the Trustees and the Trust Administrator concluded that as of March 31, 2013, the ART’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in the ART’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the ART’s internal control over financial reporting.

PART II

Item 1                                            Legal Proceedings

There have been no material developments in the legal proceedings described in the ART’s Form 10-K as filed on March 13, 2013. For convenience, the same material as was in the ART 2012 10-K is provided below.

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

Avoidance Actions

On July 31, 2003, Adelphia and its debtor affiliates filed with the Bankruptcy Court their Statements of Financial Affairs, which included a schedule of payments to insider entities made within one year prior to Adelphia’s filing for bankruptcy and payments to non-insider entities made within ninety days prior to Adelphia’s filing for bankruptcy. Subsequently, Adelphia engaged in extensive analysis of all such payments to determine if they could be avoided pursuant to certain provisions of the Internal Revenue Code.

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

Item 1A.                                        Risk Factors

As of the date of this filing there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the ART’s Form 10-K for the year ended December 31, 2012 as filed with the SEC on March 13, 2013.

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
101

The following materials from Adelphia Recovery Trust’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL: (i) Condensed Balance Sheets (ii) Condensed Statements of Operations (iii) Condensed Statements of Cash Flows; and (iv) Notes to Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2013

By: Quest Turnaround Advisors, LLC
as Trust Administrator of the Adelphia Recovery Trust
/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Member