Form 10-Q
period 2013-06-30
Adelphia Recovery Trust
filed 2013-08-09
CIK 1433669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1  Financial Statements

Adelphia Recovery Trust

Unaudited Condensed Balance Sheets

	As of June 30, 2013	As of December 31, 2012

Assets
Cash and cash equivalents	$36,866,875	$38,500,583
Prepaid assets	577,668	409,205
Note and accrued interest receivable	7,143,866	6,948,877
Total assets	$44,588,409	$45,858,665

Liabilities and net assets
Accrued expenses	$21,689	$319,685
Total liabilities	21,689	319,685

Net assets	44,566,720	45,538,980

Total liabilities and net assets	$44,588,409	$45,858,665

See accompanying notes to condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Operations

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012

Revenues
Interest income	$106,562	$102,208	$209,666	$205,728
Total revenues	106,562	102,208	209,666	205,728

Operating expenses
General and administrative expenses	352,983	333,368	1,049,553	1,065,291
Professional expenses - litigation	(3,854)	1,913,793	4,046	3,943,614
Professional expenses - administrative	62,529	246,205	138,436	366,363
Total operating expenses	411,658	2,493,366	1,192,035	5,375,268

Net loss	$(305,096)	$(2,391,158)	$(982,369)	$(5,169,540)

See accompanying notes to condensed financial statements

Adelphia Recovery Trust

Unaudited Condensed Statements of Cash Flows

	For the six months ended June 30, 2013	For the six months ended June 30, 2012

Operating activities
Net loss	$(982,369)	$(5,169,540)
Adjustments to reconcile net loss to net cash used by operating activities consisting of changes in operating assets and liabilities:
Prepaid assets	(168,463)	647,194
Note and accrued interest receivable	(194,989)	(195,012)
Accrued expenses	(297,996)	(13,366)
Net cash used by operating activities	(1,643,817)	(4,730,724)

Financing activities
Interest holder distributions	10,109	(30,000,000)
Net cash provided (used) by financing activities	10,109	(30,000,000)

Net change in cash and cash equivalents	(1,633,708)	(34,730,724)
Cash and cash equivalents, beginning of period	38,500,583	72,578,669
Cash and cash equivalents, end of period	$36,866,875	$37,847,945

See accompanying notes to condensed financial statements.

ADELPHIA RECOVERY TRUST

Notes to Condensed Financial Statements — June 30, 2013 (Unaudited)

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

4                                                                                                                                                                 Causes of Action

There have been no material developments in the legal proceedings described in the ART’s 2012 Form 10-K as filed on March 13, 2013 nor were there any updates in the ART’s Form 10-Q filed on May 10, 2013. For convenience, the same material as was presented in these prior filings is also provided below.

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

5                                                                                                                                                                 Fair Value of Financial Instruments

The ART had no temporary investments as of June 30, 2013 or December 31, 2012.

The fair value of the note receivable and accrued interest has been determined using unobservable inputs (i.e. Level 3, as defined in Accounting Standards Codification 820-10) and approximates $5.6 million as of June 30, 2013 and $6.1 million as of December 31, 2012. The fair value was derived by discounting to June 30, 2013 and December 31, 2012 the projected maturity values of the note including accrued interest. The projected maturity values, including interest, were calculated using life expectancy tables. The discount rate is based on the yield on the notes issued by the life insurance companies underwriting the life insurance policies and various risk factors associated with the note. The note yields increased from the fourth quarter of 2012 to the second quarter of 2013 which increased the discount rates utilized to calculate the current fair value of the note.

The carrying values were approximately $7.1 million as of June 30, 2013 and approximately $6.9 million as of December 31, 2012. The note bears 8% simple interest and is recourse only to the proceeds of various life insurance policies on Mr. and Mrs. Leonard Tow totaling approximately $27 million.

6                                                                                                                                                                 Interest Holder Distribution

The Trustees have not authorized or completed any Distributions for the ART in 2013. The ART made one Distribution in the first quarter of 2012, on March 1, 2012, for $30.0 million with a record date of February 23, 2012. In the second quarter of 2013, previously issued ART Distributions reverted back to the ART in the amount of $10,109 due to Plan provisions related to unclaimed and uncashed Distributions. Under the Plan, distributed funds revert back to the ART when funds are returned as undeliverable or checks are not negotiated within specified time periods. Claims for such funds are discharged and forever barred. Such funds have reverted to the ART for the benefit of Interest Holders in the Class of the forfeiting Holder.

The Trustees have determined to retain remaining cash in reserve to administer the ART and fund the prosecution of the remaining Causes of Action. As a result, no other distributions are currently planned. In accordance with the Trust Declaration, remaining assets will be distributed upon the dissolution of the ART.

7                                                                                                                                                                 Subsequent Events

Events subsequent to June 30, 2013 have been evaluated through August 9, 2013, the date the accompanying financial statements were issued. Other than as discussed herein, there have been no subsequent events that would be material to the financial statements of the ART, including Cause of Action settlements or judgments or Distributions or decisions concerning future Distributions.

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

The ART is not subject to federal or state income taxes. The ART is not aware of any transactions or events up to and including June 30, 2013 that would subject it to federal or state income taxes. Further, the ART has no unrecognized income tax benefits as of June 30, 2013 nor are there any amounts required to be included in the financial statements for interest or penalties on unrecognized income tax benefits. Items of income, gain, loss, deduction and other tax items have been and will be allocated to the Holders that would be entitled to receive such items if they constituted cash distributions or reductions therefrom. The Holders are responsible for the payment of taxes on a current basis that result from such allocations whether or not cash is distributed.

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

As of June 30, 2013, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

CVV Series of Interest:	As of June 30, 2013
Series RF (1)	115,000,000
Series Arahova	722,639,681
Series FrontierVision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2	339,207,075
Series ACC-3	119,430,302
Series ESL (2)	17
Series ACC-4	1,790,968,272
Series ACC-5 (2)	458
Series ACC-6B	150,000,000
Series ACC-6B1 (2)	3
Series ACC-6D	575,000,000
Series ACC-6D1 (2)	229,004
Series ACC-6E/F	935,812,456
Series ACC-6E/F1 (2)	277,210
Series ACC-7	217,022,640
Series ACC-7A (2)	1,537,766,752

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

A schedule summarizing the Distribution priority waterfall as of June 30, 2013 is set forth below:

ART Distribution Waterfall Chart

June 30, 2013(1)

Remainig Aggregate Distribution (2)	Distribution Description (3)	ART Distribution Recipient (4)
	RF Holders Paid In Full	RF	0.00%
		Arahova	0.00%
		ACC-1	0.00%
		Olympus	0.00%
		FrontierVision	0.00%
		ACC-2	0.00%
		ACC-3	0.00%
0		FPL	0.00%

	Until Series Olympus has received aggregate distributions of $16 million plus the Olympus Fees, plus accrued post-Effective Date dividends	Arahova	45.87%
		ACC-1	42.73%
		Olympus	5.00%
		FrontierVision	2.50%
		ACC-2	2.25%
		ACC-3	0.90%
0 - 343,000,000		FPL	0.75%

	Until cumulative distribution is $1,165 million	Arahova	48.37%
		ACC-1	45.06%
		FrontierVision	2.50%
		ACC-2	2.37%
		ACC-3	0.95%
343,000,001 - 890,000,000		FPL	0.75%

	Until Series Arahova has received $625 million plus the Arahova Fees plus accrued post-Effective Date dividends	ACC-1	76.60%
		Arahova	14.51%
		ACC-2	4.03%
		FrontierVision	2.50%
		ACC-3	1.61%
890,000,001 - 4,590,000,000		FPL	0.75%

	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends (ACC-1, ACC-2 and ACC-3 paid in full)	ACC-1	90.11%
		ACC-2	4.74%
		FrontierVision	2.50%
		ACC-3	1.90%
4,590,000,001 - 5,140,000,000		FPL	0.75%

	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends	Series Arahova	96.75%
		FrontierVision	2.50%
5,140,000,001 - 5,143,000,000		FPL	0.75%

	Until Series FrontierVision has received aggregate distributions of $85 million plus 80% of the FrontierVision Fees, plus accrued post-Effective Date dividends	Series Arahova	97.50%
5,143,000,001 - 5,165,000,000		FrontierVision	2.50%

5,165,000,001 - 5,207,000,000	Until the additional distribution to the Series Arahova Interests equals $50 million plus accrued post-Effective Date dividends at a rate of 5% per annum	Series Arahova	100.00%

Not Quantifiable	Until ESL holders have received Payment in Full of their Claims and Case 8% interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-4 holders have received the full amount of their Allowed Claims plus Case Contract Interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-5 holders have received the full amount of their Allowed Claims plus Case 8% interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-6 holders receive distributions in accordance with the relative priorities established by the Liquidation Preferences governing the shares of ACC Preferred Stock and the Bankruptcy Code

Not Quantifiable	Each ACC-7 holder is entitled to receive a pro rata share of any distributions remaining

Capitalized terms used in this chart but not otherwise defined have the respective meaning given to them under the Plan.

(1) Remaining aggregate distributions and ART distribution percentages are as of June 30, 2013.

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

(4) This chart is adjusted in accordance with Plan sections 5.1 and 5.2 with regard to pay-off priorites between the ACC Senior Notes, Trade and Other Unsecured Classes and the Subisidary Notes Classes due to the magnitude of distributions by Adelphia to the ACC Senior Notes, Trade and Other Unsecured Classes as a result of the release of escrows, reserves and holdbacks.  Sharing percentages portrayed reflect sharing relationships at the entry point of the indivual breakpoints illustrated and do not reflect all changes in sharing relationships when multiple classes have concurrent pay-offs.

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

Second Quarter 2013 versus Second Quarter 2012

Total revenues consisting solely of interest were essentially the same in the second quarter of 2013 and the second quarter of 2012.  There were no court approved settlements or related revenues for either the second quarter of 2013 or for the second quarter of 2012.

Total operating expenses for the ART decreased to approximately $412,000 in the second quarter of 2013 from approximately $2.5 million in the second quarter of 2012. The expense decrease of approximately $2.1 million was caused by a decrease in professional litigation expenses of $1.9 million, a reduction of professional administrative expenses of approximately $184,000 offset by an increase in general and administrative expenses of approximately $20,000.

Professional litigation expenses decreased by approximately $1.9 million in the second quarter of 2013 compared to the second quarter of 2012 due to decreased professional services activity for all pending Causes of Action as described herein.

Professional administrative expenses decreased by approximately $184,000 in the second quarter of 2013 compared to the second quarter of 2012. The decreased expenses in the second quarter of 2013 relate to legal support expenses incurred by the ART to manage trust operations, administrative requirements, Cause of Action oversight and regulatory compliance.

General and administrative expenses were essentially the same in the second quarter of 2013 when compared to the second quarter of 2012. The ART experienced increased expenses in the second quarter of 2013 for ART audit, tax filing and Trustee expenses and had offsetting decreased expenses for bank fees, director and officer insurance premiums and other administrative expenses between the same comparable periods.

As a result of essentially the same revenues and the decrease in total operating expenses of approximately $2.1 million in the second quarter of 2013 compared to the second quarter of 2012, the net loss of approximately $305,000 for the quarter ended June 30, 2013 was approximately $2.1 million less than the net loss for the quarter ended June 30, 2012.

Six months ended June 30, 2013 versus the six months ended June 30, 2012

Total revenues consisting solely of interest were essentially the same for the six months ended June 30, 2013 and for the six months ended June 30, 2012. There were no court approved settlements or related revenues for either the six months ended June 30, 2013 or the six months ended June 30, 2012.

Total operating expenses for the ART decreased to approximately $1.2 million for the six months ended June 30, 2013 from approximately $5.4 million for the six months ended June 30, 2012. The cost decrease of approximately $4.2 million was caused by a reduction in professional litigation costs of approximately $3.9 million, general and administrative costs of approximately $16,000 and professional administrative costs of approximately $228,000.

Professional litigation costs decreased by approximately $3.9 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to decreased professional services activity for all pending Causes of Action as described herein.

General and administrative costs were essentially the same for the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. The ART experienced decreased costs for bank fees, insurance premiums, tax filing costs and had offsetting increased for other administrative items between the same comparable periods.

Professional administrative costs decreased by approximately $228,000 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decreased costs relate to decreased legal support costs incurred by the ART to manage trust operations, administrative requirements, Cause of Action oversight and regulatory compliance.

As a result of essentially the same revenues and the decrease in total operating expenses of approximately $4.2 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, the net loss of approximately $1.0 million for the six months ended June 30, 2013 was approximately $4.2 million less than the net loss for the six months ended June 30, 2012.

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

Based upon cash and cash equivalent balances as of June 30, 2013 totaling approximately $36.9 million along with expected expenses and other potential disbursements, the ART expects to meet its obligations as they come due during the next twelve months. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that cash will be available to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and seeking methods to reduce legal, professional and administrative expenses are all strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the ART’s ability to maximize recoveries from settlements.

The nature of the ART’s operation does not give rise to capital expenditures and there are no current or expected commitments for capital expenditures in the next twelve months. Should a need for capital expenditures arise, the ART would fund the requirement from existing assets.

Cash and cash equivalent balances at June 30, 2013 of approximately $36.9 million are $1.6 million less than as of December 31, 2012. This decrease is due to the uses of cash and cash equivalents by operating activities of $1.6 million.

The $1.6 million use of cash by operating activities included a net loss for the six months ended June 30, 2013 of approximately $982,000. Other uses of cash by operating activities included a use of cash to reduce accrued expenses by approximately $298,000 determined by the timing of vendor payments, the accrual of interest on a note receivable of approximately $195,000 and the increase in prepaid assets due to an extension of the ART director and officer insurance premiums for $168,000 (net of amortization) during the six months ended June 30, 2013.

As of June 30, 2013, the ART has a total of $36.9 million of cash and cash equivalents which include investments in three-month or shorter FDIC fully-insured bank CDs in the amount of $30.0 million, a U.S. Treasury and government agency securities money market fund in the amount of $3.1 million and deposit accounts in the amount of $3.8 million. The ART considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As such, the three-month CDs have been classified as cash equivalents as of June 30, 2013. All investments during the quarter were fully compliant with the ART investment policy.

The ART has adequate liquidity to meet its obligations as of June 30, 2013.

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

Item 3                                                                                                                                                            Quantitative and Qualitative Disclosures about Market Risk

The ART invests cash in either FDIC insured deposit accounts, FDIC insured bank CDs or a money market fund invested in short-term U.S. Treasury and government agency securities including repurchase agreements collateralized fully by U.S. Treasury and government agency securities. The CDs have 3 month or less maturity terms and as of June 30, 2013 the money market fund has a 50 day weighted average maturity for the underlying securities. Interest income from these investments is subject to interest rate fluctuations.

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

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2013. Based on their evaluation, the Trustees and the Trust Administrator concluded that as of June 30, 2013, the ART’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in the ART’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the ART’s internal control over financial reporting.

PART II

Item 1                                                                                                                                                            Legal Proceedings

There have been no material developments in the legal proceedings described in the ART’s Form 10-K as filed on March 13, 2013 nor were there any updates in the ART’s Form 10-Q filed on May 10, 2013. For convenience, the same material as was presented in these prior filings is also provided below.

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
101

The following materials from Adelphia Recovery Trust’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL: (i) Condensed Balance Sheets (ii) Condensed Statements of Operations (iii) Condensed Statements of Cash Flows; and (iv) Notes to Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2013

By: Quest Turnaround Advisors, LLC
as Trust Administrator of the Adelphia Recovery Trust
/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Member