Form 10-Q
period 2013-09-30
Adelphia Recovery Trust
filed 2013-11-14
CIK 1433669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements

Adelphia Recovery Trust

Unaudited Condensed Balance Sheets

	As of September 30, 2013	As of December 31, 2012

Assets
Cash and cash equivalents	$36,568,801	$38,500,583
Prepaid assets	493,436	409,205
Note and accrued interest receivable	7,241,371	6,948,877
Total assets	$44,303,608	$45,858,665

Liabilities and net assets
Accrued expenses	$38,955	$319,685
Total liabilities	38,955	319,685

Net assets	44,264,653	45,538,980

Total liabilities and net assets	$44,303,608	$45,858,665

See accompanying notes to condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Operations

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012

Revenues
Litigation — court approved settlements	$—	$20,000,254	$—	$20,000,254
Interest income	105,693	103,252	315,359	308,980
Total revenues	105,693	20,103,506	315,359	20,309,234

Operating expenses
General and administrative expenses	331,497	345,949	1,381,050	1,411,240
Professional expenses - litigation	9,064	1,850,334	13,110	5,793,948
Professional expenses — administrative	67,199	158,718	205,635	525,081
Total operating expenses	407,760	2,355,001	1,599,795	7,730,269

Net (loss) income	$(302,067)	$17,748,505	$(1,284,436)	$12,578,965

See accompanying notes to condensed financial statements

Adelphia Recovery Trust

Unaudited Condensed Statements of Cash Flows

	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012

Operating activities
Net (loss) income	$(1,284,436)	$12,578,965
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities consisting of changes in operating assets and liabilities:
Prepaid assets	(84,231)	736,765
Note and accrued interest receivable	(292,494)	(292,518)
Accrued expenses	(280,730)	(11,065)
Net cash (used) provided by operating activities	(1,941,891)	13,012,147

Financing activities
Interest holder distributions	10,109	(30,000,000)
Net cash provided (used) by financing activities	10,109	(30,000,000)

Net change in cash and cash equivalents	(1,931,782)	(16,987,853)
Cash and cash equivalents, beginning of period	38,500,583	72,578,669
Cash and cash equivalents, end of period	$36,568,801	$55,590,816

See accompanying notes to condensed financial statements.

ADELPHIA RECOVERY TRUST

Notes to Condensed Financial Statements — September 30, 2013 (Unaudited)

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

2                                         Basis of Presentation

The accompanying interim unaudited condensed financial statements of the ART have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim periods and with the instructions to Form 10-Q.  As such, they do not include all of the information and disclosures required by US GAAP for complete financial statements.  In the opinion of the Trustees, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim unaudited condensed financial statements have been included.  These condensed financial statements should be read in conjunction with the ART’s audited financial statements for the year ended December 31, 2012 included in its Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2013. Interim results are not necessarily indicative of the results for the complete fiscal year. The unaudited condensed balance sheet as of December 31, 2012 was derived from the audited financial statements for the year then ended.

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

4                                         Causes of Action

There have been no material developments in the legal proceedings described in the ART’s 2012 Form 10-K as filed on March 13, 2013 nor were there any updates in the ART’s Form 10-Qs filed on May 10, 2013 and August 9, 2013. For convenience, the same material as was presented in these prior filings is also provided below.

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

5                                         Fair Value of Financial Instruments

The ART had no temporary investments as of September 30, 2013 or December 31, 2012.

The fair value of the note receivable and accrued interest has been determined using unobservable inputs (i.e. Level 3, as defined in Accounting Standards Codification 820-10) and approximates $5.8 million as of September 30, 2013 and $6.1 million as of December 31, 2012. The fair value was derived by discounting to September 30, 2013 and December 31, 2012 the projected maturity value of the note including accrued interest. The projected maturity values, including interest were calculated using life expectancy tables. The discount rate is based on the yield on the notes issued by the life insurance companies underwriting the life insurance policies and various risk factors associated with the note. The note yields increased from the fourth quarter of 2012 to the third quarter of 2013 which increased the discount rates utilized to calculate the current fair value of the note.

The carrying values were approximately $7.2 million as of September 30, 2013 and approximately $6.9 million as of December 31, 2012. The note bears 8% simple interest and is recourse only to the proceeds of various life insurance policies on Mr. and Mrs. Leonard Tow totaling approximately $27 million.

6                                         Interest Holder Distribution

The Trustees have not authorized or completed any Distributions for the ART in 2013. The ART made one distribution in the first quarter of 2012, on March 1, 2012, for $30.0 million with a record date of February 23, 2012. In the second quarter of 2013, previously issued ART Distributions reverted to the ART in the amount of $10,109 due to Plan provisions related to unclaimed and uncashed distributions. Under the Plan, distributed funds revert to the ART when funds are returned as undeliverable or checks are not negotiated within specified time periods. Claims for such funds are discharged and forever barred. Such funds have reverted to the ART for the benefit of Interest Holders in the Class of the forfeiting Holder.

The Trustees have determined to retain remaining cash in reserve to administer the ART and fund the prosecution of the remaining Causes of Action. As a result, no other distributions are currently planned. In accordance with the Trust Declaration, remaining assets will be distributed upon the dissolution of the ART.

7                                         Subsequent Events

Events subsequent to September 30, 2013 have been evaluated through November 14, 2013, the date the accompanying financial statements were issued. Other than as discussed herein, there have been no subsequent events that would be material to the financial statements of the ART, including Cause of Action settlements or judgments or Distributions or decisions concerning future Distributions.

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

The ART is not subject to federal or state income taxes. The ART is not aware of any transactions or events up to and including September 30, 2013 that would subject it to federal or state income taxes. Further, the ART has no unrecognized income tax benefits as of September 30, 2013 nor are there any amounts required to be included in the financial statements for interest or penalties on unrecognized income tax benefits. Items of income, gain, loss, deduction and other tax items have been and will be allocated to the Holders that would be entitled to receive such items if they constituted cash distributions or reductions therefrom. The Holders are responsible for the payment of taxes on a current basis that result from such allocations whether or not cash is distributed.

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

As of September 30, 2013, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

CVV Series of Interest:	As of September 30, 2013
Series RF (1)	115,000,000
Series Arahova	722,639,681
Series FrontierVision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2	339,207,075
Series ACC-3	119,430,302
Series ESL (2)	17
Series ACC-4	1,790,968,272
Series ACC-5 (2)	458
Series ACC-6B	150,000,000
Series ACC-6B1 (2)	3
Series ACC-6D	575,000,000
Series ACC-6D1 (2)	229,004
Series ACC-6E/F	935,812,456
Series ACC-6E/F1 (2)	277,210
Series ACC-7	217,022,640
Series ACC-7A (2)	1,537,766,752

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

A schedule summarizing the Distribution priority waterfall as of September 30, 2013 is set forth below:

ART Distribution Waterfall Chart

September 30, 2013(1)

Remainig Aggregate Distribution (2)	Distribution Description (3)	ART Distribution Recipient (4)
0	RF Holders Paid In Full	RF	0.00%
		Arahova	0.00%
		ACC-1	0.00%
		Olympus	0.00%
		FrontierVision	0.00%
		ACC-2	0.00%
		ACC-3	0.00%
		FPL	0.00%
0 - 347,000,000	Until Series Olympus has received aggregate distributions of $16 million plus the Olympus Fees, plus accrued post-Effective Date dividends	Arahova	45.87%
		ACC-1	42.73%
		Olympus	5.00%
		FrontierVision	2.50%
		ACC-2	2.25%
		ACC-3	0.90%
		FPL	0.75%
347,000,001 - 890,000,000	Until cumulative distribution is $1,165 million	Arahova	48.37%
		ACC-1	45.06%
		FrontierVision	2.50%
		ACC-2	2.37%
		ACC-3	0.95%
		FPL	0.75%
890,000,001 - 4,682,000,000	Until Series Arahova has received $625 million plus the Arahova Fees plus accrued post-Effective Date dividends	ACC-1	76.60%
		Arahova	14.51%
		ACC-2	4.03%
		FrontierVision	2.50%
		ACC-3	1.61%
		FPL	0.75%
4,682,000,001 - 5,210,000,000	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends (ACC-1, ACC-2 and ACC-3 paid in full)	ACC-1	90.11%
		ACC-2	4.74%
		FrontierVision	2.50%
		ACC-3	1.90%
		FPL	0.75%
5,210,000,001 - 5,215,000,000	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends	Series Arahova	96.75%
		FrontierVision	2.50%
		FPL	0.75%
5,215,000,001 - 5,237,000,000	Until Series FrontierVision has received aggregate distributions of $85 million plus 80% of the FrontierVision Fees, plus accrued post-Effective Date dividends	Series Arahova	97.50%
		FrontierVision	2.50%
5,237,000,001 - 5,277,000,000	Until the additional distribution to the Series Arahova Interests equals $50 million plus accrued post-Effective Date dividends at a rate of 5% per annum	Series Arahova	100.00%
Not Quantifiable	Until ESL holders have received Payment in Full of their Claims and Case 8% interest plus accrued post-Effective Date dividends
Not Quantifiable	Until ACC-4 holders have received the full amount of their Allowed Claims plus Case Contract Interest plus accrued post-Effective Date dividends
Not Quantifiable	Until ACC-5 holders have received the full amount of their Allowed Claims plus Case 8% interest plus accrued post-Effective Date dividends
Not Quantifiable	Until ACC-6 holders receive distributions in accordance with the relative priorities established by the Liquidation Preferences governing the shares of ACC Preferred Stock and the Bankruptcy Code
Not Quantifiable	Each ACC-7 holder is entitled to receive a pro rata share of any distributions remaining

Capitalized terms used in this chart but not otherwise defined have the respective meaning given to them under the Plan.

(1)  Remaining aggregate distributions and ART distribution percentages are as of September 30, 2013.

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

Third Quarter 2013 versus Third Quarter 2012

Total revenues consisting of court approved Cause of Action settlements and interest decreased to approximately $106,000 in the third quarter of 2013 from approximately $20.1 million in the third quarter of 2012. The revenue decrease of approximately $20.0 million was caused by a settlement related to the Buchanan Cause of Action for $20.0 million in the third quarter of 2012. There were no court approved settlements for the third quarter of 2013. Interest revenues were essentially the same in the third quarter of 2013 and the third quarter of 2012.

Total operating expenses for the ART decreased to approximately $408,000 in the third quarter of 2013 from approximately $2.4 million in the third quarter of 2012. The expense decrease of approximately $2.0 million was caused by a decrease in professional litigation expenses of $1.9 million, a reduction of professional administrative expenses of approximately $92,000 and a decrease in general and administrative expenses of approximately $14,000.

Professional litigation expenses decreased by approximately $1.9 million in the third quarter of 2013 compared to the third quarter of 2012 due to decreased professional services activity for all pending Causes of Action as described herein.

Professional administrative expenses decreased by approximately $92,000 in the third quarter of 2013 compared to the third quarter of 2012. The decreased expenses in the third quarter of 2013 relate to legal support expenses incurred by the ART to manage trust operations, administrative requirements, Cause of Action oversight and regulatory compliance.

General and administrative expenses were essentially the same in the third quarter of 2013 when compared to the third quarter of 2012.

As a result of the decrease in total revenues of approximately $20.0 million and the decrease in total operating expenses of approximately $2.0 million in the third quarter of 2013 compared to the third quarter of 2012, the net loss of approximately $302,000 for the quarter ended September 30, 2013 was approximately $18.0 million less than the net income of approximately $17.8 million for the quarter ended September 30, 2012.

Nine months ended September 30, 2013 versus the nine months ended September 30, 2012

Total revenues consisting solely of interest for the nine months ended September 30, 2013, decreased to approximately $315,000 from approximately $20.3 million for the nine months ended September 30, 2012. The decrease of approximately $20.0 million was caused by a decrease in settlement revenue of $20.0 million which occurred during the nine months ended September 30, 2012. There were no court approved settlements or related revenues for the nine months ended September 30, 2013.

Total operating expenses for the ART decreased to approximately $1.6 million for the nine months ended September 30, 2013 from approximately $7.7 million for the nine months ended September 30, 2012. The cost decrease of approximately $6.1 million was caused by a reduction in professional litigation costs of approximately $5.8 million, general and administrative costs of approximately $30,000 and professional administrative costs of approximately $319,000.

Professional litigation costs decreased by approximately $5.8 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to decreased professional services activity for the pending Causes of Action as described herein.

General and administrative costs were essentially the same for the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012.

Professional administrative costs decreased by approximately $319,000 for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decreased costs relate to decreased legal support costs incurred by the ART to manage trust operations, administrative requirements, Cause of Action oversight and regulatory compliance.

As a result of the decrease in total revenues of approximately $20.0 million and the decrease in total operating expenses of approximately $6.1 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, the net loss of approximately $1.3 million for the nine months ended September 30, 2013 was approximately $13.9 million less than the net income of $12.6 million for the nine months ended September 30, 2012.

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

Based upon cash and cash equivalent balances as of September 30, 2013 totaling approximately $36.6 million along with expected expenses and other potential disbursements, the ART expects to meet its obligations as they come due during the next twelve months. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that cash will be available to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and seeking methods to reduce legal, professional and administrative expenses are all strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the ART’s ability to maximize recoveries from settlements.

The nature of the ART’s operation does not give rise to capital expenditures and there are no current or expected commitments for capital expenditures in the next twelve months. Should a need for capital expenditures arise, the ART would fund the requirement from existing assets.

Cash and cash equivalent balances at September 30, 2013 of approximately $36.6 million are $1.9 million less than as of December 31, 2012. This decrease is due to the uses of cash and cash equivalents by operating activities of $1.9 million.

The $1.9 million use of cash by operating activities included a net loss for the nine months ended September 30, 2013 of approximately $1.3 million. Other uses of cash by operating activities included a use of cash to reduce accrued expenses by approximately $281,000 determined by the timing of vendor payments, the accrual of interest on a note receivable of approximately $292,000 and the increase in prepaid assets due to an extension of the ART director and officer insurance premiums for $84,000 (net of amortization) during the nine months ended September 30, 2013.

As of September 30, 2013, the ART has a total of $36.6 million of cash and cash equivalents which include investments in three-month or shorter FDIC fully-insured bank CDs in the amount of $30.0 million, a U.S. Treasury and government agency securities money market fund in the amount of $2.8 million and deposit accounts in the amount of $3.8 million. The ART considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As such, the three-month CDs have been classified as cash equivalents as of September 30, 2013. All investments during the quarter were fully compliant with the ART investment policy.

The ART has adequate liquidity to meet its obligations as of September 30, 2013.

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

Item 3                                    Quantitative and Qualitative Disclosures about Market Risk

The ART invests cash in either FDIC insured deposit accounts, FDIC insured bank CDs or a money market fund invested in short-term U.S. Treasury and government agency securities including repurchase agreements collateralized fully by U.S. Treasury and government agency securities. The CDs have 3 month or less maturity terms and as of September 30, 2013 the money market fund has a 42 day weighted average maturity for the underlying securities. Interest income from these investments is subject to interest rate fluctuations.

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

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2013. Based on their evaluation, the Trustees and the Trust Administrator concluded that as of September 30, 2013, the ART’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in the ART’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the ART’s internal control over financial reporting.

PART II

Item 1                                    Legal Proceedings

There have been no material developments in the legal proceedings described in the ART’s Form 10-K as filed on March 13, 2013 nor were there any updates in the ART’s Form 10-Qs filed on May 10, 2013 and August 9, 2013. For convenience, the same material as was presented in these prior filings is also provided below.

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
101

The following materials from Adelphia Recovery Trust’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL: (i) Condensed Balance Sheets (ii) Condensed Statements of Operations (iii) Condensed Statements of Cash Flows; and (iv) Notes to Condensed Financial Statements as detailed tags.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2013

By: Quest Turnaround Advisors, LLC
as Trust Administrator of the Adelphia Recovery Trust
/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Member