Form 10-K
period 2013-12-31
Adelphia Recovery Trust
filed 2014-03-12
CIK 1433669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

—$0—

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

Distributions

Pursuant to the Plan and the Declaration, distributions to Holders (“Distribution(s)”) are net of any costs and expenses incurred by the ART in connection with administering, litigating or otherwise resolving the various Causes of Action. Such amounts withheld from Distribution may also include those to pay for expected fees and expenses of the Trustees, premiums for directors and officers insurance, and other insurance and fees and expenses of attorneys and consultants. Distributions will be made only from assets of the ART and only to the extent that the ART has sufficient assets (over amounts retained for contingent liabilities and future costs and expenses) to make such payments in accordance with the Plan and the Declaration. No Distribution is required to be made to any Holder unless such Holder is to receive in such Distribution at least $25.00 (per Holder class, name and address), or unless such Distribution is the final Distribution to such Holder pursuant to the Plan and the Declaration.

Distributions are made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration and are payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. On December 21, 2010 the ART made a Distribution of $215 million in cash. A record date of December 13, 2010 was established by the Trust for purposes of this Distribution. The ART made no Distributions in 2011. The Trustees made two Distributions in 2012, one on March 1, 2012 for $30 million with a record date of February 23, 2012 and one on December 18, 2012 for $30 million with a record date of December 10, 2012. The ART made no Distributions in 2013. During 2013 previously issued ART Distributions reverted to the ART in the amount of approximately $100,000. These funds were returned to the ART in accordance with Plan provisions regarding unclaimed Distributions and have been recorded as a deferred holder distributions liability.  Such funds have reverted to the ART for the benefit of Interest Holders in the class of the forfeiting Holders and will be distributed to such Interest Holders at a time determined by the Trustees.

The ART Trustees will continue to retain cash in reserve to administer the ART and fund the prosecution of the Causes of Action, will continue to assess the adequacy of funds held for all potential costs and expenses of the ART and will distribute ART excess assets, if any, to Holders. No Distributions are currently planned. If and when future Distributions occur, they will be made according to the waterfall priority established in the Plan and discussed herein. Any assets not previously distributed by the ART, and that are not required for remaining costs and expenses, will be distributed in accordance with the Trust Declaration upon the dissolution of the ART.

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

The Declaration provides that the Holders have no voting rights (except in connection with certain amendments to the Declaration and except for limited rights in connection with the appointment of a successor Institutional Trustee or Delaware Trustee) and no rights to dividends, liquidation preferences or other disbursements other than their pro rata share of the net proceeds of the Causes of Action actually distributed by the Trustees pursuant to the Plan and Declaration.

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

The Trustees have determined to retain remaining cash in reserve to administer the ART and fund the prosecution of the remaining Causes of Action. As a result, no other Distributions are currently planned. Any assets not previously distributed by the ART, and that are not required for remaining costs and expenses, will be distributed in accordance with the Trust Declaration upon the dissolution of the ART.

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

As of December 31, 2013, the approximate number of record holders in each class of Interests was as follows:

Holders
Class	(#)
RF	1
Arahova	51
FrontierVision	12
FPL	4
Olympus	14
ESL	1
ACC-1	69
ACC-2	183
ACC-3	28
ACC-4	58
ACC-5	1
ACC-6B	28
ACC-6B1	1
ACC-6D	39
ACC-6D1	2
ACC-6E/F	45
ACC-6E/F1	3
ACC-7	2,654
ACC-7A	28
Total	3,222

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

Each class of Interest has a different distribution priority. As set forth in the distribution priority waterfall below, Distributions (if any) to certain classes of Interests are contingent upon payment in full (or in some cases, in part) to classes of Interests with higher distribution priorities. In connection with a Distribution, Holders are entitled to receive their pro rata portion of a stated amount and dividends on such stated amount, the rate of which is set forth in the Plan for each class of Interests. However, Holders of CVV Series RF Interests, CVV Series ACC-6B, CVV Series ACC-6B1, CVV Series ACC-6D, CVV Series ACC-6D1, CVV Series ACC-6E/F, CVV Series ACC-6E/F1, CVV Series  ACC-7 and CVV Series ACC-7A Interests do not earn dividends on their stated amount. A schedule summarizing the distribution priority waterfall is set forth below as of December 31, 2013 and should be read in conjunction with the Interest Holder Distribution data on pages 14 and 15.

ART Distribution Waterfall Chart

December 31, 2013(1)

Remainig Aggregate Distribution (2)	Distribution Description (3)	ART Distribution Recipient (4)
0	RF Holders Paid In Full	RF	0.00%
		Arahova	0.00%
		ACC-1	0.00%
		Olympus	0.00%
		FrontierVision	0.00%
		ACC-2	0.00%
		ACC-3	0.00%
		FPL	0.00%

0 - 351,000,000	Until Series Olympus has received aggregate distributions of $16 million plus the Olympus Fees, plus accrued post-Effective Date dividends	Arahova	45.87%
		ACC-1	42.73%
		Olympus	5.00%
		FrontierVision	2.50%
		ACC-2	2.25%
		ACC-3	0.90%
		FPL	0.75%

351,000,001 - 890,000,000	Until cumulative distribution is $1,165 million	Arahova	48.37%
		ACC-1	45.06%
		FrontierVision	2.50%
		ACC-2	2.37%
		ACC-3	0.95%
		FPL	0.75%

890,000,001 - 4,773,000,000	Until Series Arahova has received $625 million plus the Arahova Fees plus accrued post-Effective Date dividends	ACC-1	76.60%
		Arahova	14.51%
		ACC-2	4.03%
		FrontierVision	2.50%
		ACC-3	1.61%
		FPL	0.75%

4,773,000,001 - 5,279,000,000	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends (ACC-1, ACC-2 and ACC-3 paid in full)	ACC-1	90.11%
		ACC-2	4.74%
		FrontierVision	2.50%
		ACC-3	1.90%
		FPL	0.75%

5,279,000,001 - 5,287,000,000	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends	Series Arahova	96.75%
		FrontierVision	2.50%
		FPL	0.75%

		Series Arahova	97.50%

5,287,000,001 - 5,310,000,000	Until Series FrontierVision has received aggregate distributions of $85 million plus 80% of the FrontierVision Fees, plus accrued post-Effective Date dividends	FrontierVision	2.50%

5,310,000,001 - 5,347,000,000	Until the additional distribution to the Series Arahova Interests equals $50 million plus accrued post-Effective Date dividends at a rate of 5% per annum	Series Arahova	100.00%

Not Quantifiable	Until ESL holders have received Payment in Full of their Claims and Case 8% interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-4 holders have received the full amount of their Allowed Claims plus Case Contract Interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-5 holders have received the full amount of their Allowed Claims plus Case 8% interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-6 holders receive distributions in accordance with the relative priorities established by the Liquidation Preferences governing the shares of ACC Preferred Stock and the Bankruptcy Code

Not Quantifiable	Each ACC-7 holder is entitled to receive a pro rata share of any distributions remaining

Capitalized terms used in this chart but not otherwise defined have the respective meaning given to them under the Plan.

(1) Remaining aggregate Distributions and ART Distribution percentages are as of December 31, 2013

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

Distributions are made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration and are payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. On December 21, 2010 the ART made a Distribution of $215 million in cash. A record date of December 13, 2010 was established by the Trust for purposes of this Distribution. No Distributions were made in 2011. The Trustees made two Distributions in 2012, one on March 1, 2012 for $30 million with a record date of February 23, 2012 and one on December 18, 2012 for $30 million  with a record date of December 10, 2012. No Distributions were made in 2013.

The Trustees have determined to retain remaining cash in reserve to administer the ART and fund the prosecution of the remaining Causes of Action. As a result, no other Distributions are currently planned. Any assets not previously distributed by the ART, and that are not required for remaining costs and expenses, will be distributed in accordance with the Trust Declaration upon the dissolution of the ART.

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

The Trustees announced a second 2012 approved Distribution on December 3, 2012 in the amount of $30 million in cash. The record date for the Distribution was December 10, 2012 and the Distribution was completed on December 18, 2012. The per-Interest amount of the Distribution and the total amount of the Distribution by series of Interest is set forth below.

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

No Distributions were made in 2013.

Item 6  Not Required

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

As set forth in the Plan and the Declaration, the ART is administered by five Trustees. These Trustees are authorized to carry out the purposes of the ART. In particular, the Trustees are responsible for protecting, maintaining, liquidating to cash and maximizing the value of the Causes of Action contributed to the ART, whether by litigation, settlement or otherwise. The recoveries from settled Causes of Action and preferences from the Effective Date through December 31, 2013 have amounted to $438.6 million.  The recoveries from settled Causes of Action and preferences for the years ended December 31, 2013, 2012, and in total for the periods ended prior to December 31, 2012, are set forth below (all amounts in millions).

(millions)	Year ended December 31, 2013	Year ended December 31, 2012	Periods ended Prior to December 31, 2012

Buchanan	$—	$34.0	$—
Bank	—	—	175.0
Motorola	—	—	40.0
Tow / Rosensweig	—	—	20.9
Deloitte	—	—	167.5
Various preference claims	—	—	1.2

Total	$—	$34.0	$404.6

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

Distributions are made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration and are payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. On December 21, 2010 the ART made a Distribution of $215.0 million in cash. A record date of December 13, 2010 was established by the Trust for purposes of this Distribution. No Distributions were made in 2011. The Trustees made two Distributions in 2012, one on March 1, 2012 for $30 million with a record date of February 23, 2012 and one on December 18, 2012 for $30 million with a record date of December 10, 2012. No Distributions were made in 2013.

The ART Trustees will continue to retain cash in reserve to administer the ART and fund the prosecution of the Causes of Action, will continue to assess the adequacy of funds held for all potential costs and expenses of the ART and will distribute ART excess assets, if any, to Holders. No Distributions are currently planned. If and when future Distributions occur, they will be made according to the waterfall priority established in the Plan and discussed herein. Any assets not previously distributed by the ART, and that are not required for remaining costs and expenses, will be distributed in accordance with the Trust Declaration upon the dissolution of the ART.

As of December 31, 2013, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

CVV Series of Interest:	As of December 31, 2013
Series RF (1)	115,000,000
Series Arahova	722,639,681
Series FrontierVision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2	339,207,075
Series ACC-3	119,430,302
Series ESL (2)	17
Series ACC-4	1,790,968,272
Series ACC-5 (2)	458
Series ACC-6B	150,000,000
Series ACC-6B1 (2)	3
Series ACC-6D	575,000,000
Series ACC-6D1 (2)	229,004
Series ACC-6E/F	935,812,456
Series ACC-6E/F1 (2)	277,210
Series ACC-7	217,022,640
Series ACC-7A (2)	1,537,766,752

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

Results of Operations

Year ended December 31, 2013 versus year ended December 31, 2012

Total revenues as set forth below, decreased to $0.4 million in 2013 compared to $34.4 million in 2012 due to the settlement of the Buchanan Cause of Action in 2012. Historical settlement recoveries should not be considered as an indicator of future revenue performance of the ART as the ART’s revenue derived from Cause of Action settlements, if they occur, will be highly variable and unpredictable. The remaining legal proceedings could continue for years.

(millions)	For the year ended December 31, 2013	For the year ended December 31, 2012
Revenues
Litigation - court approved settlements	$—	$34.0
Interest income	0.4	0.4
Total revenues	$0.4	$34.4

The Buchanan Cause of Action was settled in 2012. Buchanan paid $20.0 million in August of 2012 and the ART recovered an additional $14.0 million through an Alternate Dispute Resolution proceeding. The Buchanan Cause of Action is now completely resolved as discussed in Item 3 above. There were no Cause of Action settlements in 2013.

As of the date of this Form 10-K, there remain other pending Causes of Action as described in Item 3 of this Form 10-K. At this time there is no way to estimate or project the timing or amount of potential recoveries or whether there will be any recoveries from those Causes of Action.

Both 2013 and 2012 include interest income from the ART’s invested cash balances. Interest income totaled $0.4 million in 2013 which was the same as interest income in 2012 as average cash balance decreases in 2013 were offset by an average increase in investment yields. Investment yield increases were driven by market rate changes and were not caused by a change in investment strategy or investment policy of the ART.

Operating expenses of the ART as set forth below, decreased in 2013 to $2.1 million from $8.9 million in 2012. The $6.8 million decrease was due to reduced professional administrative and professional litigation expenses from pursuing Causes of Action in 2013 as set forth below.

(millions)	For the year ended December 31, 2013	For the year ended December 31, 2012
Operating expenses
General and administrative expenses	$1.7	$1.7
Professional expenses - litigation	0.1	6.6
Professional expenses - administrative	0.3	0.6
Total operating expenses	$2.1	$8.9

Professional litigation expenses decreased overall in 2013 by $6.5 million to $0.1 million from $6.6 million in 2012 because there were no actively litigated Causes of Action in 2013.  The costs in 2012 were primarily for the Buchanan and FPL Causes of Action of the ART.

The costs related to the prosecution of the various Causes of Action are substantial. The ART cannot be certain at this time of the total costs of prosecuting the remaining Causes of Action or the timing and amount of future recoveries if any. Additionally, the ART’s primary expense relates to professional fees incurred to prosecute the Causes of Action. The ART may retain additional professionals in the future, which would increase the ART’s expenses. The ART may be adversely impacted if the cost for these services were to increase significantly or if a professional providing services required replacement or to be supplemented, or if the cost for these services were to vary from the expected amount. Expenses for 2013 may not be indicative of future expenses.

Professional administrative expenses decreased in 2013 by $0.3 million to $0.3 million from $0.6 million in 2012. The decrease is due to decreased professional time and resources required for ART governance in 2013.

General and administrative expenses were the same in 2013 and 2012. The general and administrative category for both years include costs for insurance, Trustee compensation and expenses as well as the costs for the ART annual audit and quarterly reviews and tax and SEC compliance.

The costs and expenses for 2013 or 2012 may not be indicative of future expenses for the ART.

The net loss for the year ended December 31, 2013 was $1.7 million compared to the 2012 net income of $25.5 million. The year over year decrease in net income of $27.2 million is related to the decreased settlement revenues in 2013 of $34.0 million offset by decreased operating expenses of $6.8 million, all as discussed in more detail above.

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

Given December 31, 2013 balances of cash and cash equivalents totaling approximately $36.1 million the ART does not expect a deficiency in liquidity in the next twelve months from expected expenses and other potential disbursements. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that current liquidity will be adequate to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and or seeking methods to reduce legal, professional and administrative costs are all strategies that could be undertaken to address liquidity issues should they arise.

These strategies could impact the ART’s ability to maximize recoveries from Causes of Action.  The nature of the ART’s operation does not give rise to capital expenditures and there are no current or expected commitments for capital expenditures in the next twelve months. Should a need for capital expenditures arise, the ART would fund the requirement from existing assets.

Cash and cash equivalent balances at December 31, 2013 of approximately $36.1 million have decreased approximately $2.4 million from the balance at December 31, 2012. Cash and cash equivalent balances were decreased approximately $2.4 million over that period from operating activities.  There were no financing or investing activities in 2013.

Operating activities included a net loss for the year ended December 31, 2013 of approximately $1.7 million. The cash used by operating assets and liabilities was caused by an increase in prepaid assets of $0.2 million, a decrease in accrued expenses of $0.2 million and the accrual of interest on a settlement note of $0.4 million. The cash usage was partially offset by an increase in the deferred Holder Distributions liability of $0.1 million.

The Trustees have determined to retain remaining cash in reserve to administer the ART and fund the prosecution of the remaining Causes of Action. As a result, no other Distributions are currently planned. Any assets not previously distributed by the ART, and that are not required for remaining costs and expenses, will be distributed in accordance with the Trust Declaration upon the dissolution of the ART.

The total of $36.1 million in cash and cash equivalents at December 31, 2013 includes $32.3 million of short-term investments and accrued interest and $3.8 million of demand deposits. The ART considers all highly liquid investments such as these to be cash equivalents. All investments during the year were fully compliant with the ART investment policy.

Critical Accounting Policies

Basis of accounting

The ART has assessed the requirements to report under the liquidation basis of accounting. The Financial Accounting Standards Board stipulated in Accounting Standards Update No. 2013-07, that an entity with a limited life, as stipulated in its formation documents, should not apply the liquidation basis of accounting. Consequently, the ART will continue to report under United States generally accepted accounting principles for going-concern entities. The ART will assess the need to adopt any required changes to its current basis of accounting on an ongoing basis.

Fair value estimates

As noted in the footnotes to the financial statements, the ART has assessed the fair value of its note receivable and accrued interest to be $5.8 million as of December 31, 2013. The market value of the note receivable was calculated using a discounted cash flow model. The discount rate was derived using the published yield on the 7 and 10 year benchmark U.S. Treasury bond plus the average reported spread on certain public unsecured bonds of the life insurance companies that provided the Tow life insurance policies, the proceeds from which will pay the note and interest. The maturity date was derived using the life expectancy of the Tow’s based on the 2007 Period Life Table published by the Social Security Administration.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The ART invests cash and cash equivalents in either FDIC insured deposit accounts or a money market fund invested in short-term U.S. Treasury and government agency securities, including repurchase agreements collateralized fully by U.S. Treasury and government agency securities. The money market fund has a 51 day effective average maturity for the underlying securities. Interest income is subject to interest rate fluctuations.

Item 8. Financial Statements and Supplementary Data.

Adelphia Recovery Trust

Index to Financial Statements

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees of the

Adelphia Recovery Trust

We have audited the accompanying balance sheets of the Adelphia Recovery Trust (the “ART”) as of December 31, 2013 and 2012, and the related statements of operations and changes in net assets, and cash flows for the years then ended.  The ART’s Trustees are responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the ART as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Glastonbury, Connecticut
March 12, 2014

Adelphia Recovery Trust

Balance Sheets

	As of December 31, 2013	As of December 31, 2012

Assets
Cash and cash equivalents	$36,081,284	$38,500,583
Prepaid assets	639,198	409,205
Note and accrued interest receivable	7,338,876	6,948,877
Total assets	$44,059,358	$45,858,665

Liabilities and net assets
Accrued expenses	$71,342	$319,685
Deferred holder distributions	99,979	—
Total liabilities	171,321	319,685
Net assets	43,888,037	45,538,980

Total liabilities and net assets	$44,059,358	$45,858,665

See accompanying notes to financial statements.

Adelphia Recovery Trust

Statements of Operations and Changes in Net Assets

	For year ended December 31, 2013	For year ended December 31, 2012

Revenues
Litigation - court approved settlements	$—	$34,000,254
Interest income	420,832	418,947
Total revenues	420,832	34,419,201

Operating expenses
General and administrative expenses	1,709,883	1,747,336
Professional expenses - litigation	94,663	6,565,749
Professional expenses - administrative	267,229	621,801
Total operating expenses	2,071,775	8,934,886

Net (loss) income	(1,650,943)	25,484,315

Net assets, beginning of year	45,538,980	80,054,665

Interest holder distributions	—	(60,000,000)

Net assets, end of year	$43,888,037	$45,538,980

See accompanying notes to financial statements.

Adelphia Recovery Trust

Statements of Cash Flows

	For the year ended December 31, 2013	For the year ended December 31, 2012

Operating activities
Net (loss) income	$(1,650,943)	$25,484,315
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities-
Changes in operating assets and liabilities:
Prepaid assets	(229,993)	825,444
Note and accrued interest receivable	(389,999)	(390,024)
Deferred holder distributions	99,979	—
Accrued expenses	(248,343)	2,179
Net cash (used) provided by operating activities	(2,419,299)	25,921,914

Financing activities
Interest holder distributions	—	(60,000,000)
Net cash used by financing activities	—	(60,000,000)

Net change in cash and cash equivalents	(2,419,299)	(34,078,086)
Cash and cash equivalents, beginning of year	38,500,583	72,578,669
Cash and cash equivalents, end of year	$36,081,284	$38,500,583

See accompanying notes to financial statements

Adelphia Recovery Trust

Notes to Financial Statements

December 31, 2013

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

The ART is administered by five individual Trustees who were appointed by creditors of the Adelphia estate. The ART had no employees through December 31, 2013. The Trustees engage third party professionals and others including a Trust Administrator, which along with Adelphia, assist the Trustees in administering the activities of the ART. The Trustees have the duty and authority to take actions necessary to protect, maintain, liquidate to cash and maximize the Causes of Action, whether by litigation, settlement or otherwise.  The time frame for ultimate resolution of any of the Causes of Action cannot be estimated. For a description of the ongoing Causes of Action see Note 8.

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

The Distribution of any net proceeds from settlements or judgments are made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration. On December 21, 2010 the ART made a Distribution of $215.0 million in cash to the Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. A record date of December 13, 2010 was established by the Trust for purposes of this Distribution. No Distributions were made in 2011. The Trustees made two Distributions in 2012, one on March 1, 2012 for $30 million with a record date of February 23, 2012 and one on December 18, 2012 for $30 million with a record date of December 10, 2012. No Distributions were made in 2013.

The ART Trustees will continue to retain cash in reserve to administer the ART and fund the prosecution of the Causes of Action, will continue to assess the adequacy of funds held for all potential costs and expenses of the ART and will distribute ART excess assets, if any, to Holders. No Distributions are currently planned. If and when future Distributions occur, they will be made according to the waterfall priority established in the Plan and discussed herein. Any assets not previously distributed by the ART, and that are not required for remaining costs and expenses, will be distributed in accordance with the Trust Declaration upon the dissolution of the ART.

2.             Significant Accounting Policies

Basis of Accounting

The ART has assessed the requirements to report under the liquidation basis of accounting. The Financial Accounting Standards Board stipulated in Accounting Standards Update No. 2013-07, that an entity with a limited life, as stipulated in its formation documents, should not apply the liquidation basis of accounting. Consequently, the ART will continue to report under United States generally accepted accounting principles for going-concern entities. The ART will assess the need to adopt any required changes to its current basis of accounting on an ongoing basis.

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

Cash and Cash Equivalents, and Temporary Investments

The ART considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are held in the trust department of a financial institution. The amount on deposit does not exceed the federally insured limit. As of December 31, 2013 and 2012, all cash equivalents consist of bank deposits, bank certificates of deposit (“CDs”) or money market funds which are invested in US Government Treasury obligations in accordance with the ART investment policy.

Income Taxes

The ART is not subject to federal or state income taxes. The ART is not aware of any transactions or events up to and including December 31, 2013 that would subject it to federal or state income taxes. Further, the ART has no unrecognized income tax benefits as of December 31, 2013 and 2012 nor are there any amounts required to be included in the financial statements for interest or penalties on unrecognized income tax benefits.

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

As of December 31, 2013 and 2012 the net tax basis of the ART is approximately $346.6 million and $347.2 million, respectively, higher than the reported amount of net assets in the ART financial statements.

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

The ART is currently in the process of prosecuting numerous Causes of Action as discussed in Note 8.

New Accounting Pronouncements

There are no new accounting pronouncements that the ART is required to adopt which will likely have a material effect on its financial statements.

3.             Distributions

Pursuant to the Plan and the Declaration, distributions to Holders (“Distribution(s)”) are net of any costs and expenses incurred by the ART in connection with administering, litigating or otherwise resolving the various Causes of Action. Such amounts withheld from Distribution may also include those amounts used to pay for expected fees and expenses of the Trustees, premiums for directors and officers insurance, and other insurance and fees and expenses of attorneys and consultants. Distributions will be made only from assets of the ART and only to the extent that the ART has sufficient assets (over amounts retained for contingent liabilities and future costs and expenses) to make such payments in accordance with the Plan and the Declaration. No Distribution is required to be made to any Holder unless such Holder is to receive in such Distribution at least $25.00 (per Holder class, name and address), or unless such Distribution is the final Distribution to such Holder pursuant to the Plan and the Declaration.

Distributions are made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration and are payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. The Trustees made two Distributions in 2012, one on March 1, 2012 for $30 million with a record date of February 23, 2012 and one on December 18, 2012 for $30 million with a record date of December 10, 2012. The ART made no Distributions in 2013. During 2013 previously issued ART Distributions reverted to the ART in the amount of approximately $100,000. These funds were returned to the ART in accordance with Plan provisions regarding unclaimed distributions and have been recorded as a deferred holder distributions liability.  Such funds have reverted to the ART for the benefit of Interest Holders in the class of the forfeiting Holders and will be distributed to such Interest Holders at a time determined by the Trustees.

4.             Notes Receivable

On August 3, 2007 the ART settled a Cause of Action and received an unsecured note bearing simple (non-compounding) interest, at a rate of 8%, in the principal amount of $4,875,250. The Court approved the settlement of that Cause of Action on September 6, 2007. The note is recourse only to the future proceeds of approximately $27.4 million from life insurance policies on the lives of Mr. Leonard Tow and his wife.  A portion of the proceeds from a first to die rider on one policy shall be paid on the first to die of Mr. Tow and his wife.  The remaining proceeds shall not be paid until the death of the last to die of Mr. Tow and his wife. Payment of the principal and interest is not expected before December 31, 2014.  As of December 31, 2013 and 2012 the balance under the note was $7,338,876 and $6,948,877, respectively, comprised of the principal amount of the note and accrued interest of $2,463,626 and $2,073,627, respectively. Principal and accrued interest are considered fully collectable.

5.                                       Other Related Party Transactions and Prepaid Expenses

In 2013 the ART prepaid director and officer insurance premiums in the amount of $229,993.  In 2011 the ART prepaid director and officer insurance premiums for the ART’s post-liquidation period in the amount of $406,000 which remains unused. In each of 2013 and 2012 Adelphia was directed to pre-pay $30,000 in bank fees. The remaining prepaid portion of these costs as of December 31, 2013 and 2012 was $639,198 and $409,205, respectively.

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

6.             Fair Value of Financial Instruments

As of December 31, 2013 and 2012 the fair value of cash and cash equivalents, prepaid assets and accrued expenses approximate their carrying values.

The fair value of the note receivable and accrued interest has been determined using unobservable inputs (i.e. Level 3, as defined in Accounting Standards Codification 820-10) and approximates $5.8 million as of December 31, 2013 and $6.1 million as of December 31, 2012. The fair value was derived by discounting to December 31, 2013 and December 31, 2012 the projected maturity value of the note including accrued interest. The discount rate was derived using the published yield on the 7 and 10 year benchmark U.S. Treasury bond plus the average reported spread on certain public unsecured bonds of the life insurance companies that provided the Tow life insurance policies. The projected maturity values, including interest, were calculated using life expectancy tables. The discount rate is based on the yield on the notes issued by the life insurance companies underwriting the life insurance policies and various risk factors associated with the note. The note yields increased from December 31, 2012 to December 31, 2013 thus increasing the applicable discount rate.

The carrying values were approximately $7.3 million as of December 31, 2013 and approximately $6.9 million as of December 31, 2012. The note bears 8% simple interest and is recourse only to the proceeds of various life insurance policies on Mr. and Mrs. Leonard Tow totaling approximately $28.0 million.

7.             Trustee Compensation

After December 31, 2007 the Official Committee of Unsecured Creditors of Adelphia Communications Corporation and all of its Affiliated Debtors-In-Possession (the “Creditors Committee”) agreed to Trustee compensation of $43,750 per quarter, or $175,000 annually.

Under an agreement with the Creditors Committee, in 2013 and 2012 each of the five Trustees received annual base compensation of $175,000 paid at the beginning of each quarter in the amount of $43,750.  The Trustees may award reasonable additional service compensation (“Additional Service Compensation”) to any Trustee for additional service to the ART. The aggregate amount of Additional Service Compensation distributed to all Trustees as a group may not exceed $350,000 per year. The amounts paid and expensed as Additional Service Compensation in 2013 totaled $350,000. This was authorized and paid in 2013 for Trustee services rendered in 2012.  As of the date of this report $350,000 of Additional Service Compensation was awarded for 2013 service. The decision and obligation to award Additional Service Compensation and the related payment were both finalized after December 31, 2013 and thus will be expensed in 2014.

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

Incentive Compensation for a Trustee shall never be less than zero. That is, the Base Compensation and the Additional Service Compensation shall be retained by the Trustees regardless of whether any Incentive Compensation is due. The ART currently has no Incentive Compensation liability based on ART Distributions through December 31, 2013.

8.             Causes of Action

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

9.        Subsequent Events

Subsequent to December 31, 2013 and through March 12, 2014 other than as discussed herein, there have been no events that would be material to the financial statements of the ART including Cause of Action settlements or judgments or Holder Distributions or decisions concerning future Holder Distributions.

10.      Unaudited Quarterly Financial Data

2013

	Quarter ended March 31, 2013	Quarter ended June 30, 2013	Quarter ended September 30, 2013	Quarter ended December 31, 2013	For year ended December 31, 2013

Revenues
Litigation - court approved settlements	$—	$—	$—	$—	$—
Interest income	103,104	106,562	105,693	105,473	420,832
Total revenues	103,104	106,562	105,693	105,473	420,832

Operating expenses
General and administrative expenses	696,570	352,983	331,497	328,833	1,709,883
Professional expenses - litigation	7,900	(3,854)	9,064	81,553	94,663
Professional expenses - administrative	75,907	62,529	67,199	61,594	267,229
Total operating expenses	780,377	411,658	407,760	471,980	2,071,775

Net loss	$(677,273)	$(305,096)	$(302,067)	$(366,507)	$(1,650,943)

2012

	Quarter ended March 31, 2012	Quarter ended June 30, 2012	Quarter ended September 30, 2012	Quarter ended December 31, 2012	For year ended December 31, 2012

Revenues
Litigation - court approved settlements	$—	$—	$20,000,254	$14,000,000	$34,000,254
Interest income	103,520	102,208	103,252	109,967	418,947
Total revenues	103,520	102,208	20,103,506	14,109,967	34,419,201

Operating expenses
General and administrative expenses	731,923	333,368	345,949	336,096	1,747,336
Professional expenses - litigation	2,029,821	1,913,793	1,850,334	771,801	6,565,749
Professional expenses - administrative	120,158	246,205	158,718	96,720	621,801
Total operating expenses	2,881,902	2,493,366	2,355,001	1,204,617	8,934,886

Net income (loss)	$(2,778,382)	$(2,391,158)	$17,748,505	$12,905,350	$25,484,315

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

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of the ART’s disclosure controls and procedures (as defined in Rules 13a -15(e) or 15d-15(e)) promulgated under the Exchange Act as of December 31, 2013. Based on their evaluation of the effectiveness of the ART’s disclosure controls and procedures (as defined in paragraph (b) of Rules 13a-15 or 15d-15), the Trustees and the Trust Administrator concluded that as of December 31, 2013, the ART’s disclosure controls and procedures were effective.

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

The Trustees and the Trust Administrator of the Trust performed an assessment of the effectiveness of the ART’s internal control over financial reporting as of December 31, 2013, utilizing the criteria described in the Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the

ART’s internal control over financial reporting was effective at December 31, 2013.  Based on this assessment, the Trust Administrator concluded that the ART’s internal control over financial reporting was effective at December 31, 2013.

This annual report does not include an attestation report of the ART’s independent registered public accounting firm regarding internal control over financial reporting under the rules of the Securities and Exchange Commission that permit the ART to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2013, there were no changes in the ART’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the ART’s internal control over financial reporting.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

There are five Trustees of the ART, each of whom has served since the inception of the ART:

Bryan E. Bloom, age 55, presently serves as in-house counsel, analyst and portfolio manager for W.R. Huff Asset Management Co., L.L.C., an investment management firm, and its various affiliates. Mr. Bloom joined Huff in 1994. Prior to that time, he was a tax partner at the law firm of Shanley & Fisher (now Drinker, Biddle & Reath). Mr. Bloom is currently on the board of several private companies. He was previously a director of CKX, Inc. from December 2009 to June of 2011 and of Circle Entertainment from 2008-2010 and from October 2012 to September 2013. Mr. Bloom serves on the Audit Committee of the ART.

Lee S. Hillman, age 58 serves as President of Liberation Advisory Group, LLC a private management and advisory services consultant to commercial and investment banks, private equity and hedge funds and growth stage businesses. Additionally, Mr. Hillman currently serves as a director and the Chief Executive Officer of Performance Health Systems a global manufacturer, distributor and licensor of specialty health and exercise equipment. Previously, Mr. Hillman served as Chairman of the Board and Chief Executive Officer of Power Plate International, a global manufacturer, distributor and licensor of health and exercise equipment. Mr. Hillman also serves on the board of directors for Lawson Products, Inc. and he was Chairman of the Board of RCN Corporation until August 2010. Mr. Hillman serves on the Audit Committee of the ART.

David P. Stowell, age 61, presently serves as a professor in the Department of Finance at Kellogg School of Management, Northwestern University, which he joined in March 2005. Prior to this position, Mr. Stowell was a managing director in JP Morgan’s investment banking division.

Ralph J. Takala, age 74, is an independent financial and business advisor.  In that capacity, he served as interim Senior Vice President and Chief Financial Officer of Cumberland Farms, Inc., a company that operates convenience stores and gas stations and is a wholesaler of refined petroleum products, from December 2006 through December 2008 and as the interim Chief Financial Officer of Picturetel Corp., a manufacturer of video conferencing systems, from 2000 to 2001. Mr. Takala served on the board of directors for Seitz Corporation through December 2011, and served on the board of directors of Scan Optics, Inc. from 2003 to 2006. Mr. Takala is a Certified Public Accountant and was a partner of Ernst & Young, LLP from 1978 to 1995. He serves as the chairman of the ART Audit Committee.

Dean A. Ziehl, age 61, presently is a partner in the law firm of Pachulski Stang Ziehl & Jones LLP, which he joined in 1983. Mr. Ziehl serves on the board of directors for Plan Member Services Corporation. Mr. Ziehl is the Chairman of the Board of Trustees.

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

Jeffrey A. Brodsky, age 55, is a co-founder and a Managing Director of Quest and is leading Quest’s role as the Plan Administrator of Adelphia. In addition to his responsibilities with Adelphia, Mr. Brodsky is leading Quest’s role as liquidation manager of the ResCap Liquidating Trust and serves as a Director of Broadview Networks Holdings, Inc., Euramax International, Inc., Horizon Lines, Inc. and inMotion, Inc.

Barry D. Shalov, age 72, is a Managing Director of Quest, which he joined in 2007. Prior to that time, Mr. Shalov was a senior partner in the law firm of DLA Piper US LLP, which he joined in 2000. Previously, Mr. Shalov was a senior partner with the law firm of Gordon Altman Butowsky Weitzen Shalov & Wein.

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

The ART maintains applicable policies insuring Quest as the Trust Administrator against certain claims in connection with its services to the ART.

Item 11. Executive Compensation.

Trustee Compensation

Name	Fees Earned for 2013 Service (1)	Fees Earned for 2012 Service (2)
Bryan Bloom	$235,000	$235,000
Lee S. Hillman	$235,000	$235,000
David P. Stowell	$235,000	$235,000
Ralph Takala	$235,000	$235,000
Dean Ziehl	$285,000	$285,000

(1)                                 For services rendered in 2013, Dean Ziehl received $175,000 in base compensation and earned $110,000 in additional service compensation which was paid and expensed in 2014. The four other Trustees received base compensation of $175,000 and $60,000 in additional service compensation.

(2)                                 For services rendered in 2012, Dean Ziehl received $175,000 in base compensation and earned $110,000 in additional service compensation which was paid and expensed in 2013. The four other Trustees received base compensation of $175,000 and $60,000 in additional service compensation.

Each of the five Trustees was paid $175,000 as base compensation for services performed in 2013. The compensation was paid quarterly at the beginning of each calendar quarter in the amount of $43,750 per Trustee.

In addition, under the compensation agreement, the Trustees may award, in their sole discretion, additional reasonable compensation to any Trustee for additional service to the ART (“Additional Service Compensation”). The aggregate amount of Additional Service Compensation distributed to all Trustees as a group may not exceed $350,000 per year. Any Additional Service Compensation must be approved by a vote of a majority of the Trustees. Additional Service Compensation may be awarded to Trustees for service on the Audit Committee and for other services above and beyond the expected level of service, such as for close supervision of the Causes of Action. Dean Ziehl was awarded $110,000 in Additional Service Compensation in 2014 for his services in 2013 related to supervision of the Causes of Action. The other four Trustees each were awarded $60,000 in Additional Service Compensation in 2014 for their services in 2013. Additional Service Compensation is based on estimates of hours worked and contributions by the Trustees including, without limitation, supervision and mediation of the Causes of Action and the preparation of the ART’s regulatory filings.

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

Incentive Compensation for a Trustee shall never be less than zero. That is, the Base Compensation and the Additional Service Compensation shall be retained by the Trustees regardless of whether any Incentive Compensation is due. The ART currently has no Incentive Compensation liability based on ART Distributions through December 31, 2013

For its role as Trust Administrator, Quest is compensated exclusively by the Debtors. The ART does not pay Quest any additional amounts of compensation for service as either Plan Administrator or Trust Administrator. The ART is required to reimburse Quest and the Debtors for out-of-pocket expenses incurred in performance of services on behalf of the ART.

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

(1)    AUDIT FEES

The aggregate fees billed for 2013 and 2012 for professional services rendered for the audit of the ART’s annual financial statements and the reviews of its interim condensed financial statements included in the ART’s Form 10-Q filings were approximately $45,000 and $56,000 respectively.

(2)    AUDIT RELATED FEES

None

(3)    TAX FEES

None

(4)    ALL OTHER FEES

None

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    The following documents are filed as a part of this report

(1) Financial statements. See the index to the financial statements as presented in Item 8 of this filing

(b)    Exhibits

2.1*	First Modified Fifth Amended Joint Chapter 11 Plan of Reorganization of Adelphia Communications Corporation and Certain of its Affiliated Debtors, effective February 13, 2007
3.1*	Restated Certificate of Trust, dated February 13, 2007
3.2*	Amendment to Restated Certificate of Trust, dated March 15, 2007
3.3*	Second Amended and Restated Declaration of Trust, dated June 4, 2008.
3.4*	Rules and Procedures of Adelphia Recovery Trust
4.1*	Form of Certificate Evidencing Undivided Beneficial Interests in the Assets of the Adelphia Recovery Trust (Global Certificate)
4.2*	Form of Certificate Evidencing Undivided Beneficial Interests in the Assets of the Adelphia Recovery Trust (Book Entry Certificate)
10.1*	Plan Administrator Agreement, dated February 12, 2007
10.2*	Trustee Compensation Agreement
31.1	Section 302 Certificate of Trustee
31.2	Section 302 Certificate of Trust Administrator
32.1	Certificate of Trustee pursuant to 18 U.S.C. 1350 Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certificate of Trust Administrator pursuant to 18 U.S.C. 1350 Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Extension Calculation
101.DEF**	XBRL Extension Definition
101.LAB**	XBRL Taxonomy Extension Label
101.PRE**	XBRL Taxonomy Extension Presentation

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

Date: March 12, 2014

By: Quest Turnaround Advisors, LLC
as Trust Administrator of the Adelphia Recovery Trust

/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, including a majority of the Trustees.

/s/ Bryan E. Bloom	March 12, 2014
Bryan E. Bloom	Date
Trustee

/s/ Lee S. Hillman	March 12, 2014
Lee S. Hillman	Date
Trustee

/s/ David P. Stowell	March 12, 2014
David P. Stowell	Date
Trustee

/s/ Ralph J. Takala	March 12, 2014
Ralph J. Takala	Date
Trustee

/s/ Dean A. Ziehl	March 12, 2014
Dean A. Ziehl	Date
Trustee