Form 10-Q
period 2014-06-30
Adelphia Recovery Trust
filed 2014-08-12
CIK 1433669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements

Adelphia Recovery Trust

Condensed Balance Sheets

	As of	As of
	June 30, 2014	December 31, 2013
	(unaudited)	(note 2)
Assets
Cash and cash equivalents	$35,055,287	$36,081,284
Prepaid assets	541,468	639,198
Note and accrued interest receivable	7,533,886	7,338,876
Total assets	$43,130,641	$44,059,358

Liabilities and net assets
Accrued expenses	$87,989	$71,342
Deferred holder distributions	99,979	99,979

Total liabilities	187,968	171,321

Net assets	42,942,673	43,888,037

Total liabilities and net assets	$43,130,641	$44,059,358

See accompanying notes to condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Operations

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013

Revenues

Interest income	$106,056	$106,562	$211,281	$209,666
Total revenues	106,056	106,562	211,281	209,666

Operating expenses
General and administrative expenses	311,079	352,983	997,684	1,049,553
Professional expenses - litigation	(8,992)	(3,854)	9,386	4,046
Professional expenses- administrative	64,509	62,529	149,575	138,436
Total operating expenses	366,596	411,658	1,156,645	1,192,035

Net loss	$(260,540)	$(305,096)	$(945,364)	$(982,369)

See accompanying notes to condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Cash Flows

	For the six months ended June 30, 2014	For the six months ended June 30, 2013

Operating activities
Net loss	$(945,364)	$(982,369)
Adjustments to reconcile net loss to net cash used by operating activities consisting of changes in operating assets and liabilities:
Prepaid assets	97,730	(168,463)
Note and accrued interest receivable	(195,010)	(194,989)
Accrued expenses	16,647	(297,996)
Net cash used by operating activities	(1,025,997)	(1,643,817)

Financing activities
Interest holder distributions	—	10,109
Net cash provided by financing activities	—	10,109

Net change in cash and cash equivalents	(1,025,997)	(1,633,708)
Cash and cash equivalents, beginning of period	36,081,284	38,500,583
Cash and cash equivalents, end of period	$35,055,287	$36,866,875

See accompanying notes to condensed financial statements.

ADELPHIA RECOVERY TRUST

Notes to Condensed Financial Statements — June 30, 2014 (Unaudited)

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

The Plan provides that the ART shall dissolve upon the earlier of the distribution of all of its assets to the Holders or the fifth anniversary of its creation which was on February 13, 2012, subject to the right of the Trustees to extend the ART’s term with the approval of the Bankruptcy Court. In November 2011, the ART filed a motion to extend the term of the ART through December 31, 2014 because several Causes of Action were unlikely to be resolved prior to February 13, 2012. In December 2011 the motion was granted by the Bankruptcy Court.  In July 2014, the ART filed another motion to extend the term of the ART through December 31, 2016 in light of the current status of the Causes of Action and the administrative tasks to be performed after the Causes of Action are resolved. As of the date of this filing, that motion is pending before the Bankruptcy Court.  The Bankruptcy Court may approve additional extensions to resolve the Causes of Action, distribute the net proceeds to Holders or complete the administration of the ART.

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

4                                                                                                                                         Pending Causes of Action

The material developments in the legal proceedings since those described in the ART’s 2013 Form 10-K filed on March 12, 2014 and the filing of the ART’s Form 10-Q filed on May 14, 2014 as well as the current status of the ART’s pending causes of action are set forth below.

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

The complaint included a claim for intentional fraudulent transfer against Goldman Sachs, Inc. arising from Adelphia’s pre-petition repayment of the Rigases’ personal margin loans in an amount of approximately $63.0 million.  On May 6, 2009, the Court denied Goldman Sachs’ motion to dismiss.  Goldman moved for summary judgment on March 2, 2010.  Following argument in August 2010, Goldman supplemented its motion on November 12, 2010.  On April 7, 2011, the District Court granted Goldman’s summary judgment motion and judgment was entered on April 13, 2011.  On May 6, 2011, the ART timely filed its notice of appeal to the Court of Appeals for the Second Circuit and subsequently filed an appeal. On April 25, 2012, the Second Circuit Court of Appeals heard oral argument on the appeal and took the case under advisement.  On April 4, 2014, the Second Circuit affirmed the District Court’s summary judgment in favor of Goldman Sachs.  The ART determined not to seek a rehearing before the Second Circuit or file a petition for writ of certiorari with the United States Supreme Court.

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

On July 13, 2011, the Bankruptcy Court denied FPL’s motion for leave to amend its answer to add a new defense.  FPL filed an appeal of the Bankruptcy Court’s July 13, 2011 decision, which was denied September 18, 2012.  On September 28, 2011, FPL moved to withdraw the reference to Bankruptcy Court.  The District Court denied FPL’s motion to withdraw the reference on January 30, 2012.  Trial began April 30, 2012 and testimony concluded on May 3, 2012.  The parties submitted post-trial briefs on June 22, 2012.  The Bankruptcy Court heard closing arguments on July 25, 2012. On May 6, 2014, the Bankruptcy Court issued proposed Findings of Fact and Conclusions of Law (the “Proposed Findings”), which recommend that the District Court enter judgment in favor of FPL.  The Bankruptcy Court’s proposed Findings of Fact and Conclusions of Law will be reviewed by the District Court under a de novo standard of review before a judgment is entered.  The Trust filed an Objection to the Court’s Proposed Findings on June 10, 2014, and that Objection has been fully briefed by the parties.  The matter is now pending before District Court Judge Valerie Caproni.

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

On October 27, 2009, Defendants moved for summary judgment on the ART’s claims.  On June 27, 2011, the District Court granted Defendants’ summary judgment motion and judgment was entered on June 28, 2011.  The ART timely filed its notice of appeal to the Court of Appeals for the Second Circuit.  The appeal has not been briefed while the parties await a decision on Defendants’ motion to seal appellate filings.

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

5                                                                                                                                         Fair Value of Financial Instruments

The fair value of the note receivable and accrued interest has been determined using unobservable inputs (i.e. Level 3, as defined in Accounting Standards Codification 820-10) and approximates $6.0 million as of June 30, 2014 and $5.8 million as of December 31, 2013. The fair value was derived by discounting to June 30, 2014 and December 31, 2013 the projected maturity value of the note including accrued interest. The projected maturity values, including interest were calculated using life expectancy tables. The discount rate is based on the yield on the notes issued by the life insurance companies underwriting the life insurance policies and various risk factors associated with the note. The discount rate was less than the interest rate on the note during the second quarter of 2014.

The carrying values were approximately $7.5 million as of June 30, 2014 and approximately $7.3 million as of December 31, 2013. The note bears 8% simple interest and is recourse only to the proceeds of various life insurance policies on Mr. and Mrs. Leonard Tow totaling approximately $27 million.

In July 2014, a partial maturity of the insurance policies occurred. As a result of this event Adelphia expects to receive proceeds of approximately $2.1 million from the Tow Trust which will be used as a partial payment of the note and accrued interest receivable in the third or fourth quarter of 2014.

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

7                                                                                                                                         Subsequent Events

Events subsequent to June 30, 2014 have been evaluated through August 12, 2014, the date the accompanying financial statements were issued. Other than as discussed herein, there have been no subsequent events that would be material to the financial statements of the ART, including Cause of Action settlements or judgments or Distributions or decisions concerning future Distributions.

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

The ART is not subject to federal or state income taxes. The ART is not aware of any transactions or events up to and including June 30, 2014 that would subject it to federal or state income taxes. Further, the ART has no unrecognized income tax benefits as of June 30, 2014 nor are there any amounts required to be included in the financial statements for interest or penalties on unrecognized income tax benefits. Items of income, gain, loss, deduction and other tax items have been and will be allocated to the Holders that would be entitled to receive such items if they constituted cash distributions or reductions therefrom. The Holders are responsible for the payment of taxes on a current basis that result from such allocations whether or not cash is distributed.

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

The Plan provides that the ART shall dissolve upon the earlier of the distribution of all of its assets to the Holders or the fifth anniversary of its creation which was on February 13, 2012, subject to the right of the Trustees to extend the ART’s term with the approval of the Bankruptcy Court. In November 2011, the ART filed a motion to extend the term of the ART through December 31, 2014 because several Causes of Action were unlikely to be resolved prior to February 13, 2012. In December 2011 the motion was granted by the Bankruptcy Court.  In July 2014, the ART filed another motion to extend the term of the ART through December 31, 2016 in light of the current status of the Causes of Action and the administrative tasks to be performed after the Causes of Action are resolved. As of the date of this filing, that motion is pending before the Bankruptcy Court.  The Bankruptcy Court may approve additional extensions to resolve the Causes of Action, distribute the net proceeds to Holders or complete the administration of the ART.

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

As of June 30, 2014, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

CVV Series of Interest:	As of June 30, 2014
Series RF (1)	115,000,000
Series Arahova	722,639,681
Series FrontierVision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2	339,207,075
Series ACC-3	119,430,302
Series ESL (2)	17
Series ACC-4	1,790,968,272
Series ACC-5 (2)	458
Series ACC-6B	150,000,000
Series ACC-6B1 (2)	3
Series ACC-6D	575,000,000
Series ACC-6D1 (2)	229,004
Series ACC-6E/F	935,812,456
Series ACC-6E/F1 (2)	277,210
Series ACC-7	217,022,640
Series ACC-7A (2)	1,537,766,752

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

A schedule summarizing the Distribution priority waterfall as of June 30, 2014 is set forth below:

ART Distribution Waterfall Chart

June 30, 2014 (1)

Remaining Aggregate Distribution (2)	Distribution Description (3)	ART Distribution Recipient (4)
	RF Holders Paid In Full	RF	0.00%
		Arahova	0.00%
		ACC-1	0.00%
		Olympus	0.00%
		FrontierVision	0.00%
		ACC-2	0.00%
		ACC-3	0.00%
0		FPL	0.00%
	Until Series Olympus has received aggregate distributions of $16 million plus the Olympus Fees, plus accrued post-Effective Date dividends	Arahova	45.87%
		ACC-1	42.73%
		Olympus	5.00%
		FrontierVision	2.50%
		ACC-2	2.25%
		ACC-3	0.90%
0 - 359,000,000		FPL	0.75%
	Until cumulative distribution is $1,165 million	Arahova	48.37%
		ACC-1	45.06%
		FrontierVision	2.50%
		ACC-2	2.37%
		ACC-3	0.95%
359,000,001 - 890,000,000		FPL	0.75%
	Until Series Arahova has received $625 million plus the Arahova Fees plus accrued post-Effective Date dividends	ACC-1	76.60%
		Arahova	14.51%
		ACC-2	4.03%
		FrontierVision	2.50%
		ACC-3	1.61%
890,000,001 - 4,956,000,000		FPL	0.75%
	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends (ACC-1, ACC-2 and ACC-3 paid in full)	ACC-1	90.11%
		ACC-2	4.74%
		FrontierVision	2.50%
		ACC-3	1.90%
4,956,000,001 - 5,418,000,000		FPL	0.75%
	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends	Series Arahova	96.75%
		FrontierVision	2.50%
5,418,000,001 - 5,432,000,000		FPL	0.75%
	Until Series FrontierVision has received aggregate distributions of $85 million plus 80% of the FrontierVision Fees, plus accrued post-Effective Date dividends	Series Arahova	97.50%
5,432,000,001 - 5,454,000,000		FrontierVision	2.50%
5,454,000,001 - 5,487,000,000	Until the additional distribution to the Series Arahova Interests equals $50 million plus accrued post-Effective Date dividends at a rate of 5% per annum	Series Arahova	100.00%
Not Quantifiable	Until ESL holders have received Payment in Full of their Claims and Case 8% interest plus accrued post-Effective Date dividends
Not Quantifiable	Until ACC-4 holders have received the full amount of their Allowed Claims plus Case Contract Interest plus accrued post-Effective Date dividends
Not Quantifiable	Until ACC-5 holders have received the full amount of their Allowed Claims plus Case 8% interest plus accrued post-Effective Date dividends
Not Quantifiable	Until ACC-6 holders receive distributions in accordance with the relative priorities established by the Liquidation Preferences governing the shares of ACC Preferred Stock and the Bankruptcy Code
Not Quantifiable	Each ACC-7 holder is entitled to receive a pro rata share of any distributions remaining

Capitalized terms used in this chart but not otherwise defined have the respective meaning given to them under the Plan.

(1)  Remaining aggregate distributions and ART distribution percentages are as of June 30, 2014.

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

Second Quarter 2014 versus Second Quarter 2013

Total revenues consisting solely of interest decreased to approximately $106,000 in the second quarter of 2014 from approximately $107,000 in the second quarter of 2013. The revenue decrease of approximately $1,000 was caused by a decrease in the invested cash balances of the ART partially offset by an increase in yields on the invested cash balances. There were no court approved settlements for the second quarter of 2014 or 2013.

Total operating expenses for the ART decreased to approximately $367,000 in the second quarter of 2014 from approximately $412,000 in the second quarter of 2013. The operating expense decrease of approximately $45,000 was caused by a decrease in general and administrative expenses of approximately $42,000 and a decrease in professional litigation expenses of approximately $5,000 offset by an increase of professional administrative expenses of approximately $2,000.

General and administrative expenses decreased primarily due to reduced insurance and Trustee related expenses for the ART in the second quarter of 2014 when compared to the second quarter of 2013.

Professional litigation expenses decreased in the second quarter of 2014 compared to the second quarter of 2013 due to decreased miscellaneous costs and expenses associated with the pending Causes of Action as described herein.

Professional administrative expenses increased in the second quarter of 2014 compared to the second quarter of 2013 due to expenses incurred by the ART to manage trust operations, administrative requirements, Cause of Action oversight and regulatory compliance.

As a result of the decrease in total revenues of approximately $1,000 and the decrease in total operating expenses of approximately $45,000 in the second quarter of 2014 compared to the second quarter of 2013, the net loss of approximately $261,000 for the quarter ended June 30, 2014 was approximately $44,000 less than the net loss of approximately $305,000 for the quarter ended June 30, 2013.

Six months ended June 30, 2014 versus Six months ended June 30, 2013

Total revenues consisting solely of interest increased to approximately $211,000 for the six months ended June 30, 2014 from approximately $209,000 for the six months ended June 30, 2013. The revenue increase of approximately $2,000 was caused by an increase in yields on the invested cash balances offset by a decrease in the average invested cash balances of the ART. There were no court approved settlements for the six months ended June 30 of 2014 or 2013.

Total operating expenses for the ART decreased to approximately $1,157,000 for the six months ended June 30, 2014 from approximately $1,192,000 for the six months ended June 30, 2013. The cost decrease of approximately $35,000 was caused by a decrease in general and administrative costs of approximately $51,000 offset by an increase in professional litigation costs of approximately $5,000 and professional administrative costs of approximately $11,000.

Professional litigation costs increased by approximately $5,000 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to increased miscellaneous costs and expenses for all pending Causes of Action as described herein.

Professional administrative costs increased by approximately $11,000 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increased expenses relate to increased legal support costs incurred by the ART to manage trust operations, administrative requirements, and Cause of Action oversight.

General and administrative costs decreased by approximately $51,000 for the six months ended June 30, 2014 when compared to the six months ended June 30, 2013. The ART experienced decreased costs for bank fees, insurance premiums, tax filing costs and Trustee expenses between the comparable periods.

As a result of an increase in revenue of approximately $2,000 the decrease in total operating expenses of approximately $35,000 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, the net loss of approximately $945,000 for the six months ended June 30, 2014 was approximately $37,000 less than the net loss of approximately $982,000 for the six months ended June 30, 2013.

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

Based upon cash and cash equivalent balances as of June 30, 2014 totaling approximately $35.1 million along with expected expenses and other potential disbursements, the ART expects to meet its obligations as they come due during the next twelve months. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that cash will be available to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and seeking methods to reduce legal, professional and administrative expenses are all strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the ART’s ability to maximize recoveries from settlements.

The nature of the ART’s operation does not give rise to capital expenditures and there are no current or expected commitments for capital expenditures in the next twelve months. Should a need for capital expenditures arise, the ART would fund the requirement from existing assets.

Cash and cash equivalent balances at June 30, 2014 of approximately $35.1 million are approximately $1.0 million less than as of December 31, 2013. This decrease is due to the uses of cash and cash equivalents by operating activities of approximately $1.0 million.

The $1.0 million use of cash by operating activities included a net loss for the six months ended June 30, 2014 of approximately $945,000. Other uses of cash by operating activities include the accrual of interest on a note receivable of approximately $195,000 which was offset by cash provided by operating activities from a decrease in prepaid assets of approximately $97,000 and an increase in accrued expenses of approximately $17,000 during the six months ended June 30, 2014.

As of June 30, 2014, the ART has a total of $35.1 million of cash and cash equivalents which include investments in three-month or shorter FDIC fully-insured bank CDs in the amount of $30.0 million, a U.S. Treasury and government agency securities money market fund in the amount of $1.2 million and deposit accounts in the amount of $3.9 million. The ART considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As such, the three-month CDs have been classified as cash equivalents as of June 30, 2014. All investments during the quarter were fully compliant with the ART investment policy.

The ART has adequate liquidity to meet its obligations as of June 30, 2014.

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

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which requires that an entity recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to its customers. The Trust has determined that it does not apply to its activities.

Item 3                                                                                                                                    Quantitative and Qualitative Disclosures about Market Risk

The ART invests cash in either FDIC insured deposit accounts, FDIC insured bank CDs or a money market fund invested in short-term U.S. Treasury and government agency securities including repurchase agreements collateralized fully by U.S. Treasury and government agency securities. The CDs have 3 month or less maturity terms and as of June 30, 2014 and the money market fund has a 51 day weighted average maturity for the underlying securities. Interest income from these investments is subject to interest rate fluctuations.

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

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2014. Based on their evaluation, the Trustees and the Trust Administrator concluded that as of June 30, 2014, the ART’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in the ART’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the ART’s internal control over financial reporting.

PART II

Item 1                                                                                                                                    Legal Proceedings

Pending Causes of Action

The material developments in the legal proceedings since those described in the ART’s 2013 Form 10-K filed on March 12, 2014 and the filing of the ART ‘s Form 10-Q filed on May 14, 2014 as well as the current status of the ART’s pending causes of action are set forth below.

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

The complaint included a claim for intentional fraudulent transfer against Goldman Sachs, Inc. arising from Adelphia’s pre-petition repayment of the Rigases’ personal margin loans in an amount of approximately $63.0 million.  On May 6, 2009, the Court denied Goldman Sachs’ motion to dismiss.  Goldman moved for summary judgment on March 2, 2010.  Following argument in August 2010, Goldman supplemented its motion on November 12, 2010.  On April 7, 2011, the District Court granted Goldman’s summary judgment motion and judgment was entered on April 13, 2011.  On May 6, 2011, the ART timely filed its notice of appeal to the Court of Appeals for the Second Circuit and subsequently filed an appeal. On April 25, 2012, the Second Circuit Court of Appeals heard oral argument on the appeal and took the case under advisement.  On

April 4, 2014, the Second Circuit affirmed the District Court’s summary judgment in favor of Goldman Sachs.  The ART determined not to seek a rehearing before the Second Circuit or file a petition for writ of certiorari with the United States Supreme Court.

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

On July 13, 2011, the Bankruptcy Court denied FPL’s motion for leave to amend its answer to add a new defense.  FPL filed an appeal of the Bankruptcy Court’s July 13, 2011 decision, which was denied September 18, 2012.  On September 28, 2011, FPL moved to withdraw the reference to Bankruptcy Court.  The District Court denied FPL’s motion to withdraw the reference on January 30, 2012.  Trial began April 30, 2012 and testimony concluded on May 3, 2012.  The parties submitted post-trial briefs on June 22, 2012.  The Bankruptcy Court heard closing arguments on July 25, 2012. On May 6, 2014, the Bankruptcy Court issued proposed Findings of Fact and Conclusions of Law (the “Proposed Findings”), which recommend that the District Court enter judgment in favor of FPL.  The Bankruptcy Court’s proposed Findings of Fact and Conclusions of Law will be reviewed by the District Court under a de novo standard of review before a judgment is entered.  The Trust filed an Objection to the Court’s Proposed Findings on June 10, 2014, and that Objection has been fully briefed by the parties.  The matter is now pending before District Court Judge Valerie Caproni.

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

On October 27, 2009, Defendants moved for summary judgment on the ART’s claims.  On June 27, 2011, the District Court granted Defendants’ summary judgment motion and judgment was entered on June 28, 2011.  The ART timely filed its notice of appeal to the Court of Appeals for the Second Circuit.  The appeal has not been briefed while the parties await a decision on Defendants’ motion to seal appellate filings.

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
101

The following materials from Adelphia Recovery Trust’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL: (i) Condensed Balance Sheets (ii) Condensed Statements of Operations (iii) Condensed Statements of Cash Flows; and (iv) Notes to Condensed Financial Statements as detailed tags.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2014

By: Quest Turnaround Advisors, LLC
as Trust Administrator of the Adelphia Recovery Trust
/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Member