Form 10-Q
period 2014-09-30
Adelphia Recovery Trust
filed 2014-11-10
CIK 1433669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1                                    Financial Statements

Adelphia Recovery Trust

Condensed Balance Sheets

	As of	As of
	September 30, 2014	December 31, 2013
	(unaudited)	(note 2)
Assets
Cash and cash equivalents	$34,738,124	$36,081,284
Prepaid assets	475,450	639,198
Note and accrued interest receivable	7,631,391	7,338,876
Total assets	$42,844,965	$44,059,358

Liabilities and net assets
Accrued expenses	$86,945	$71,342
Deferred holder distributions	99,979	99,979

Total liabilities	186,924	171,321

Net assets	42,658,041	43,888,037

Total liabilities and net assets	$42,844,965	$44,059,358

See accompanying notes to condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Operations

	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013

Revenues

Interest income	$106,899	$105,693	$318,180	$315,359
Total revenues	106,899	105,693	318,180	315,359

Operating expenses
General and administrative expenses	311,033	331,497	1,308,717	1,381,050
Professional expenses - litigation	(2,334)	9,064	7,052	13,110
Professional expenses - administrative	82,832	67,199	232,407	205,635
Total operating expenses	391,531	407,760	1,548,176	1,599,795

Net loss	$(284,632)	$(302,067)	$(1,229,996)	$(1,284,436)

See accompanying notes to condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Cash Flows

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013

Operating activities
Net loss	$(1,229,996)	$(1,284,436)
Adjustments to reconcile net loss to net cash used by operating activities consisting of changes in operating assets and liabilities:
Prepaid assets	163,748	(84,231)
Note and accrued interest receivable	(292,515)	(292,494)
Accrued expenses	15,603	(280,730)
Net cash used by operating activities	(1,343,160)	(1,941,891)

Financing activities
Interest holder distributions	0	10,109
Net cash provided by financing activities	0	10,109

Net change in cash and cash equivalents	(1,343,160)	(1,931,782)
Cash and cash equivalents, beginning of period	36,081,284	38,500,583
Cash and cash equivalents, end of period	$34,738,124	$36,568,801

See accompanying notes to condensed financial statements.

ADELPHIA RECOVERY TRUST

Notes to Condensed Financial Statements — September 30, 2014 (Unaudited)

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

The Plan provides that the ART shall dissolve upon the earlier of the distribution of all of its assets to the Holders or the fifth anniversary of its creation which was on February 13, 2012, subject to the right of the Trustees to extend the ART’s term with the approval of the Bankruptcy Court. In November 2011, the ART filed a motion to extend the term of the ART through December 31, 2014 because several Causes of Action were unlikely to be resolved prior to February 13, 2012. In December 2011 the motion was granted by the Bankruptcy Court.  In July 2014, the ART filed a second motion to extend the term of the ART in light of the current status of the Causes of Action and the administrative tasks to be performed after the Causes of Action are resolved. On September 23, 2014 the Bankruptcy Court approved an extension through September 23, 2015.  The Bankruptcy Court may approve additional extensions to resolve the Causes of Action, distribute the net proceeds to Holders or complete other administrative responsibilities of the Trustees.

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

4                                                                                                                                         Pending Causes of Action

The pending causes of action described in the ART’s 2013 Form 10-K filed on March 12, 2014 are set forth below together with the material developments in those proceedings though the date of this filing.

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

On October 27, 2009, Defendants moved for summary judgment on the ART’s claims.  On June 27, 2011, the District Court granted Defendants’ summary judgment motion and judgment was entered on June 28, 2011.  The ART timely filed its notice of appeal to the Court of Appeals for the Second Circuit.  Following the Second Circuit’s decision in the Goldman Sachs Litigation, the parties reached a settlement that involved no financial payment to either party.  The appeal was dismissed on October 1, 2014.

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

5                                                                                                                                         Fair Value of Financial Instruments

The fair value of the note receivable and accrued interest has been determined using unobservable inputs (i.e. Level 3, as defined in Accounting Standards Codification 820-10) and approximates $6.8 million as of September 30, 2014 and $5.8 million as of December 31, 2013. The fair value was derived by discounting to September 30, 2014 and December 31, 2013 the projected maturity value of the note including accrued interest. The projected maturity value, including interest was calculated using life expectancy tables. The discount rate is based on the yield on the notes issued by the life insurance companies underwriting the life insurance policies and various risk factors associated with the note. The discount rate was less than the interest rate on the note during the third quarter of 2014.

The carrying values were approximately $7.6 million as of September 30, 2014 and approximately $7.3 million as of December 31, 2013. The note bears 8% simple interest and is recourse only to the proceeds of various life insurance policies on Mr. and Mrs. Leonard Tow totaling approximately $27.5 million.

In July 2014, a partial maturity of the insurance policies occurred with the passing of Mrs. Leonard Tow. As a result of this event Adelphia received proceeds of $2.1 million on October 9, 2014, as further disclosed in Note 7, which will be used as a partial payment of the note and accrued interest receivable in the fourth quarter of 2014. The remaining note principal balance will accrue interest at 8% simple until maturity. The note will mature upon the passing of the remaining insured, Mr. Leonard Tow.

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

7                                                                                                                                         Subsequent Events

Events subsequent to September 30, 2014 have been evaluated through November 10, 2014, the date the accompanying financial statements were issued. On October 9, 2014, the ART received a partial payment on the note receivable from Adelphia. The payment totaled $2.1 million which included approximately $1.3 million of principal and approximately $0.8 million of interest. The proceeds were applied ratably between principal & interest. The remaining principal balance of approximately $3.5 million will continue to accrue 8% simple interest until maturity. Other than as discussed herein, there have been no subsequent events that would be material to the financial statements of the ART, including Cause of Action settlements or judgments or Distributions or decisions concerning future Distributions.

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

The ART is not subject to federal or state income taxes. The ART is not aware of any transactions or events up to and including September 30, 2014 that would subject it to federal or state income taxes. Further, the ART has no unrecognized income tax benefits as of September 30, 2014 nor are there any amounts required to be included in the financial statements for interest or penalties on unrecognized income tax benefits. Items of income, gain, loss, deduction and other tax items have been and will be allocated to the Holders that would be entitled to receive such items if they constituted cash distributions or reductions therefrom. The Holders are responsible for the payment of taxes on a current basis that result from such allocations whether or not cash is distributed.

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

The Plan provides that the ART shall dissolve upon the earlier of the distribution of all of its assets to the Holders or the fifth anniversary of its creation which was on February 13, 2012, subject to the right of the Trustees to extend the ART’s term with the approval of the Bankruptcy Court. In November 2011, the ART filed a motion to extend the term of the ART through December 31, 2014 because several Causes of Action were unlikely to be resolved prior to February 13, 2012. In December 2011 the motion was granted by the Bankruptcy Court.  In July 2014, the ART filed a second motion to extend the term of the ART in light of the current status of the Causes of Action and the administrative tasks to be performed after the Causes of Action are resolved. On September 23, 2014 the Bankruptcy Court granted an extension through September 23, 2015.  The Bankruptcy Court may approve additional extensions to resolve the Causes of Action, distribute the net proceeds to Holders or complete other administrative responsibilities of the Trustees.

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

As of September 30, 2014, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

CVV Series of Interest:	As of September 30, 2014
Series RF (1)	115,000,000
Series Arahova	722,639,681
Series FrontierVision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2	339,207,075
Series ACC-3	119,430,302
Series ESL (2)	17
Series ACC-4	1,790,968,272
Series ACC-5 (2)	458
Series ACC-6B	150,000,000
Series ACC-6B1 (2)	3
Series ACC-6D	575,000,000
Series ACC-6D1 (2)	229,004
Series ACC-6E/F	935,812,456
Series ACC-6E/F1 (2)	277,210
Series ACC-7	217,022,640
Series ACC-7A (2)	1,537,766,752

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

A schedule summarizing the Distribution priority waterfall as of September 30, 2014 is set forth below:

ART Distribution Waterfall Chart

September 30, 2014 (1)

Remainig Aggregate Distribution (2)	Distribution Description (3)	ART Distribution Recipient (4)
		RF	0.00%
		Arahova	0.00%
		ACC-1	0.00%
		Olympus	0.00%
		FrontierVision	0.00%
		ACC-2	0.00%
		ACC-3	0.00%
0	RF Holders Paid In Full	FPL	0.00%

		Arahova	45.87%
		ACC-1	42.73%
		Olympus	5.00%
	Until Series Olympus has received aggregate distributions of $16 million plus the Olympus Fees, plus accrued post-Effective Date dividends	FrontierVision	2.50%
		ACC-2	2.25%
		ACC-3	0.90%
0 - 363,000,000		FPL	0.75%

		Arahova	48.37%
		ACC-1	45.06%
		FrontierVision	2.50%
		ACC-2	2.37%
		ACC-3	0.95%
363,000,001 - 890,000,000	Until cumulative distribution is $1,165 million	FPL	0.75%

		ACC-1	76.60%
		Arahova	14.51%
		ACC-2	4.03%
	Until Series Arahova has received $625 million plus the Arahova Fees plus accrued post-Effective Date dividends	FrontierVision	2.50%
		ACC-3	1.61%
890,000,001 - 5,047,000,000		FPL	0.75%

	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends (ACC-1, ACC-2 and ACC-3 paid in full)	ACC-1	90.11%
		ACC-2	4.74%
		FrontierVision	2.50%
		ACC-3	1.90%
5,047,000,001 - 5,487,000,000		FPL	0.75%

	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends	Series Arahova	96.75%
		FrontierVision	2.50%
5,487,000,001 - 5,504,000,000		FPL	0.75%

		Series Arahova	97.50%

5,504,000,001 - 5,526,000,000	Until Series FrontierVision has received aggregate distributions of $85 million plus 80% of the FrontierVision Fees, plus accrued post-Effective Date dividends	FrontierVision	2.50%

5,526,000,001 - 5,557,000,000	Until the additional distribution to the Series Arahova Interests equals $50 million plus accrued post-Effective Date dividends at a rate of 5% per annum	Series Arahova	100.00%

Not Quantifiable	Until ESL holders have received Payment in Full of their Claims and Case 8% interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-4 holders have received the full amount of their Allowed Claims plus Case Contract Interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-5 holders have received the full amount of their Allowed Claims plus Case 8% interest plus accrued post-Effective Date dividends

Not Quantifiable	Until ACC-6 holders receive distributions in accordance with the relative priorities established by the Liquidation Preferences governing the shares of ACC Preferred Stock and the Bankruptcy Code

Not Quantifiable	Each ACC-7 holder is entitled to receive a pro rata share of any distributions remaining

Capitalized terms used in this chart but not otherwise defined have the respective meaning given to them under the Plan.

(1)  Remaining aggregate distributions and ART distribution percentages are as of September 30, 2014.

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

Third Quarter 2014 versus Third Quarter 2013

Total revenues consisting solely of interest increased to approximately $107,000 in the third quarter of 2014 from approximately $106,000 in the third quarter of 2013. The revenue increase of approximately $1,000 was caused by an increase in yields on the invested cash balances partially offset by a decrease in the invested cash balances of the ART. There were no court approved settlements for the third quarter of 2014 or 2013.

Total operating expenses for the ART decreased to approximately $392,000 in the third quarter of 2014 from approximately $408,000 in the third quarter of 2013. The operating expense decrease of approximately $16,000 was caused by a decrease in general and administrative expenses of approximately $20,000 and a decrease in professional litigation expenses of approximately $11,000 offset by an increase of professional administrative expenses of approximately $15,000.

General and administrative expenses decreased primarily due to reduced insurance and Trustee related expenses for the ART in the third quarter of 2014 when compared to the third quarter of 2013.

Professional litigation expenses decreased in the third quarter of 2014 compared to the third quarter of 2013 due to decreased miscellaneous costs and expenses associated with the pending Causes of Action as described herein.

Professional administrative expenses increased in the third quarter of 2014 compared to the third quarter of 2013 due to expenses incurred by the ART to manage trust operations, administrative requirements, Cause of Action oversight and regulatory compliance.

As a result of the increase in total revenues of approximately $1,000 and the decrease in total operating expenses of approximately $16,000 in the third quarter of 2014 compared to the third quarter of 2013, the net loss of approximately $285,000 for the quarter ended September 30, 2014 was approximately $17,000 less than the net loss of approximately $302,000 for the quarter ended September 30, 2013.

Nine months ended September 30, 2014 versus Nine months ended September 30, 2013

Total revenues consisting solely of interest increased to approximately $318,000 for the nine months ended September 30, 2014 from approximately $315,000 for the nine months ended September 30, 2013. The revenue increase of approximately $3,000 was caused by an increase in yields on the invested cash balances offset by a decrease in the average invested cash balances of the ART.  There were no court approved settlements for the nine months ended September 30 of 2014 or 2013.

Total operating expenses for the ART decreased to approximately $1,548,000 for the nine months ended September 30, 2014 from approximately $1,600,000 for the nine months ended September 30, 2013. The cost decrease of approximately $52,000 was caused by a decrease in general and administrative costs of approximately $72,000 and a decrease in professional litigation costs of approximately $6,000 offset by an increase in professional administrative costs of approximately $26,000.

General and administrative costs decreased by approximately $72,000 for the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013. The ART experienced decreased costs for bank fees, insurance premiums, and Trustee expenses between the comparable periods.

Professional litigation costs decreased by approximately $6,000 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to decreased miscellaneous costs and expenses for the pending Causes of Action as described herein.

Professional administrative costs increased by approximately $26,000 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increased expenses relate to increased legal support costs incurred by the ART to manage trust operations, administrative requirements, and Cause of Action oversight.

As a result of an increase in revenue of approximately $3,000 and the decrease in total operating expenses of approximately $52,000 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, the net loss of approximately $1,230,000 for the nine months ended September 30, 2014 was approximately $55,000 less than the net loss of approximately $1,285,000 for the nine months ended September 30, 2013.

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

Based upon cash and cash equivalent balances as of September 30, 2014 totaling approximately $34.7 million along with expected expenses and other potential disbursements, the ART expects to meet its obligations as they come due during the next twelve months. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that cash will be available to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and seeking methods to reduce legal, professional and administrative expenses are all strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the ART’s ability to maximize recoveries from settlements.

The nature of the ART’s operation does not give rise to capital expenditures and there are no current or expected commitments for capital expenditures in the next twelve months. Should a need for capital expenditures arise, the ART would fund the requirement from existing assets.

Cash and cash equivalent balances at September 30, 2014 of approximately $34.7 million are approximately $1.3 million less than as of December 31, 2013. This decrease is due to the uses of cash and cash equivalents by operating activities of approximately $1.3 million.

The $1.3 million use of cash by operating activities included a net loss for the nine months ended September 30, 2014 of approximately $1.2 million. Other uses of cash by operating activities include the accrual of interest on a note receivable of approximately $293,000 which was offset by cash provided by operating activities from a decrease in prepaid assets of approximately $164,000 and an increase in accrued expenses of approximately $16,000 during the nine months ended September 30, 2014.

As of September 30, 2014, the ART has a total of $34.7 million of cash and cash equivalents which include investments in three-month or shorter FDIC fully-insured bank CDs in the amount of $30.0 million, a U.S. Treasury and government agency securities money market fund in the amount of approximately $886,000 and deposit accounts in the amount of $3.8 million. The ART considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As such, the three-month CDs have been classified as cash equivalents as of September 30, 2014. All investments during the quarter were fully compliant with the ART investment policy.

The ART has adequate liquidity to meet its obligations as of September 30, 2014.

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

New Accounting Guidance Pending Adoption

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

Item 3                                    Quantitative and Qualitative Disclosures about Market Risk

The ART invests cash in either FDIC insured deposit accounts, FDIC insured bank CDs or a money market fund invested in short-term U.S. Treasury and government agency securities including repurchase agreements collateralized fully by U.S. Treasury and government agency securities. The CDs have 3 month or less maturity terms and as of September 30, 2014 and the money market fund has a 49 day weighted average maturity for the underlying securities. Interest income from these investments is subject to interest rate fluctuations.

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

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of September 30, 2014. Based on their evaluation, the Trustees and the Trust Administrator concluded that as of September 30, 2014, the ART’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in the ART’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the ART’s internal control over financial reporting.

PART II

Item 1                                    Legal Proceedings

Pending Causes of Action

The pending causes of action described in the ART’s 2013 Form 10-K filed on March 12, 2014 are set forth below together with the material developments in those proceedings though the date of this filing.

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

On October 27, 2009, Defendants moved for summary judgment on the ART’s claims.  On June 27, 2011, the District Court granted Defendants’ summary judgment motion and judgment was entered on June 28, 2011.  The ART timely filed its notice of appeal to the Court of Appeals for the Second Circuit.  Following the Second Circuit’s decision in the Goldman Sachs Litigation, the parties reached a settlement that involved no financial payment to either party.  The appeal was dismissed on October 1, 2014.

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
101

The following materials from Adelphia Recovery Trust’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL: (i) Condensed Balance Sheets (ii) Condensed Statements of Operations (iii) Condensed Statements of Cash Flows; and (iv) Notes to Condensed Financial Statements as detailed tags.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2014

By: Quest Turnaround Advisors, LLC
as Trust Administrator of the Adelphia Recovery Trust
/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Member