Form 10-K
period 2014-12-31
Adelphia Recovery Trust
filed 2015-03-02
CIK 1433669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Distributions are made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration and are payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. On December 21, 2010 the ART made a Distribution of $215 million in cash. A record date of December 13, 2010 was established by the Trust for purposes of this Distribution. The ART made no Distributions in 2011. The Trustees made two Distributions in 2012, one on March 1, 2012 for $30 million with a record date of February 23, 2012 and one on December 18, 2012 for $30 million with a record date of December 10, 2012. The ART made no Distributions in 2013 or 2014. During 2013 previously issued ART Distributions reverted to the ART in the amount of approximately $100,000. During 2014, previously issued ART Distributions reverted to the ART in the amount of $1,144. These funds were returned to the ART in accordance with Plan provisions regarding unclaimed Distributions and have been recorded as a deferred holder distributions liability.  Such funds have reverted to the ART for the benefit of Interest Holders in the class of the forfeiting Holders and will be distributed to such Interest Holders at a time determined by the Trustees.

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

On July 13, 2011, the Bankruptcy Court denied FPL’s motion for leave to amend its answer to add a new defense.  FPL filed an appeal of the Bankruptcy Court’s July 13, 2011 decision, which was denied September 18, 2012.   On September 28, 2011, FPL moved to withdraw the reference to Bankruptcy Court.  The District Court denied FPL’s motion to withdraw the reference on January 30, 2012.  Trial began April 30, 2012 and testimony concluded on May 3, 2012.  The parties submitted post-trial briefs on June 22, 2012.   The Bankruptcy Court heard closing arguments on July 25, 2012. On May 6, 2014, the Bankruptcy Court issued proposed Findings of Fact and Conclusions of Law (the “Proposed Findings”), which recommend that the District Court enter judgment in favor of FPL. The Bankruptcy Court’s proposed Findings of Fact and Conclusions of Law will be reviewed by the District Court under a de novo standard of review before a judgment is entered. The Trust filed an Objection to the Court’s Proposed Findings on June 10, 2014, and that Objection has been fully briefed by the parties. The matter is now pending before District Court for the Southern District of New York.

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

Previously Resolved Matters

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

Rosensweig and Tow Litigation

On August 3, 2007, the ART announced the settlement of various pending adversary actions and bankruptcy claims pending in the Bankruptcy Court for the Southern District of New York involving Leonard Tow, his wife, and David Rosensweig, the Trustee of two trusts created in connection with Tow’s exercise of his right to terminate his employment as the Chief Executive Officer of Century Communications Corporation when Adelphia acquired Century in 1999.  The Bankruptcy Court entered an order approving the settlement on September 6, 2007. The settlement provided for a cash payment to the ART of approximately $15.8 million and an interest-bearing note in the principal amount of approximately $4.9 million issued by Adelphia with simple, non-compounding, interest thereon at the rate of 8%. That note is recourse only to Adelphia’s proceeds from life insurance policies on the lives of Mr. Tow and his wife, the total proceeds of which policies shall not be paid until the death of the last to die of Mr. Tow and his wife.  A partial payment of the note in the amount of $2.1 million was paid in October 2014 in accordance with the terms of the note.

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

As of December 31, 2014, the approximate number of record holders in each class of Interests was as follows:

Holders
Class	(#)
RF	1
Arahova	48
FrontierVision	12
FPL	4
Olympus	14
ESL	1
ACC-1	66
ACC-2	183
ACC-3	28
ACC-4	57
ACC-5	1
ACC-6B	29
ACC-6B1	1
ACC-6D	39
ACC-6D1	2
ACC-6E/F	42
ACC-6E/F1	3
ACC-7	2,651
ACC-7A	28
Total	3,210

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

Each class of Interest has a different distribution priority. As set forth in the distribution priority waterfall below, Distributions (if any) to certain classes of Interests are contingent upon payment in full (or in some cases, in part) to classes of Interests with higher distribution priorities. In connection with a Distribution, Holders are entitled to receive their pro rata portion of a stated amount and dividends on such stated amount, the rate of which is set forth in the Plan for each class of Interests. However, Holders of CVV Series RF Interests, CVV Series ACC-6B, CVV Series ACC-6B1, CVV Series ACC-6D, CVV Series ACC-6D1, CVV Series ACC-6E/F, CVV Series ACC-6E/F1, CVV Series  ACC-7 and CVV Series ACC-7A Interests do not earn dividends on their stated amount. A schedule summarizing the distribution priority waterfall is set forth below as of December 31, 2014.

ART Distribution Waterfall Chart

December 31, 2014(1)

Remainig Aggregate Distribution (2)	Distribution Description (3)	ART Distribution Recipient (4)
		RF	0.00%
		Arahova	0.00%
		ACC-1	0.00%
		Olympus	0.00%
		FrontierVision	0.00%
		ACC-2	0.00%
		ACC-3	0.00%
0	RF Holders Paid In Full	FPL	0.00%
		Arahova	45.87%
		ACC-1	42.73%
		Olympus	5.00%
	Until Series Olympus has received aggregate	FrontierVision	2.50%
	distributions of $16 million plus the Olympus	ACC-2	2.25%
	Fees, plus accrued post-Effective Date	ACC-3	0.90%
0 - 367,000,000	dividends	FPL	0.75%
		Arahova	48.37%
		ACC-1	45.06%
		FrontierVision	2.50%
		ACC-2	2.37%
		ACC-3	0.95%
367,000,001 - 890,000,000	Until cumulative distribution is $1,165 million	FPL	0.75%
		ACC-1	76.60%
		Arahova	14.51%
		ACC-2	4.03%
	Until Series Arahova has received $625 million plus the	FrontierVision	2.50%
	Arahova Fees plus accrued post-Effective Date	ACC-3	1.61%
890,000,001 - 5,138,000,000	dividends	FPL	0.75%
		ACC-1	90.11%
	Until Series FPL has received aggregate distributions of	ACC-2	4.74%
	$6.2 million plus Default Interest, plus accrued post-	FrontierVision	2.50%
	Effective Date dividends (ACC-1, ACC-2 and ACC-3	ACC-3	1.90%
5,138,000,001 - 5,556,000,000	paid in full)	FPL	0.75%
	Until Series FPL has received aggregate distributions of	Series Arahova	96.75%
	$6.2 million plus Default Interest, plus accrued post-	FrontierVision	2.50%
5,556,000,001 - 5,576,000,000	Effective Date dividends	FPL	0.75%
		Series Arahova	97.50%
	Until Series FrontierVision has received aggregate distributions of $85 million plus 80% of the FrontierVision Fees, plus accrued post-Effective Date
5,576,000,001 - 5,598,000,000	dividends	FrontierVision	2.50%
	Until the additional distribution to the Series Arahova Interests equals $50 million plus accrued post-Effective
5,598,000,001 - 5,627,000,000	Date dividends at a rate of 5% per annum	Series Arahova	100.00%
	Until ESL holders have received Payment in Full of their Claims and Case 8% interest plus accrued post-
Not Quantifiable	Effective Date dividends
	Until ACC-4 holders have received the full amount of their Allowed Claims plus Case Contract Interest plus
Not Quantifiable	accrued post-Effective Date dividends
	Until ACC-5 holders have received the full amount of their Allowed Claims plus Case 8% interest plus accrued
Not Quantifiable	post-Effective Date dividends
	Until ACC-6 holders receive distributions in accordance with the relative priorities established by the Liquidation Preferences governing the shares of ACC Preferred
Not Quantifiable	Stock and the Bankruptcy Code
	Each ACC-7 holder is entitled to receive a pro rata share
Not Quantifiable	of any distributions remaining

Capitalized terms used in this chart but not otherwise defined have the respective meaning given to them under the Plan.

(1)     Remaining aggregate Distributions and ART Distribution percentages are as of December 31, 2014

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

Distributions are made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration and are payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. On December 21, 2010 the ART made a Distribution of $215 million in cash. A record date of December 13, 2010 was established by the Trust for purposes of this Distribution. No Distributions were made in 2011. The Trustees made two Distributions in 2012, one on March 1, 2012 for $30 million with a record date of February 23, 2012 and one on December 18, 2012 for $30 million with a record date of December 10, 2012. No Distributions were made in 2013 or 2014.

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

In 2012 the Trustees approved two Distributions. The Trustees announced an approved Distribution on February 16, 2012 in the amount of $30 million in cash. The record date for the Distribution was February 23, 2012 and the Distribution was completed on March 1, 2012.  The Distribution fully resolved the Series RF claims.The Trustees announced a second 2012 approved Distribution on December 3, 2012 in the amount of $30 million in cash. The record date for the Distribution was December 10, 2012 and the Distribution was completed on December 18, 2012. The per-Interest and the total series amount of each of the prior year Distributions were set forth in the applicable ART 10-K for each of the respective periods.

No Distributions were made in 2013 or 2014.

Item 6. Not required

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

As set forth in the Plan and the Declaration, the ART is administered by five Trustees. These Trustees are authorized to carry out the purposes of the ART. In particular, the Trustees are responsible for protecting, maintaining, liquidating to cash and maximizing the value of the Causes of Action contributed to the ART, whether by litigation, settlement or otherwise. The recoveries from settled Causes of Action and preferences from the Effective Date through December 31, 2014 have amounted to $438.6 million.  The recoveries from settled Causes of Action and preferences for the years ended December 31, 2014, 2013 and in total for the periods ended prior to December 31, 2013 are set forth below (all amounts in millions).

(millions)	Year ended December 31, 2014	Year ended December 31, 2013	Periods ended Prior to December 31, 2013

Buchanan	$—	$—	$34.0
Bank	—	—	175.0
Motorola	—	—	40.0
Tow / Rosensweig	—	—	20.9
Deloitte	—	—	167.5
Various preference claims	—	—	1.2

Total	$—	$—	$438.6

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

Distributions are made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration and are payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. On December 21, 2010 the ART made a Distribution of $215.0 million in cash. A record date of December 13, 2010 was established by the Trust for purposes of this Distribution. No Distributions were made in 2011. The Trustees made two Distributions in 2012, one on March 1, 2012 for $30 million with a record date of February 23, 2012 and one on December 18, 2012 for $30 million with a record date of December 10, 2012. No Distributions were made in 2013 or 2014.

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

As of December 31, 2014, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

CVV Series of Interest:	As of December 31, 2014
Series RF (1)	115,000,000
Series Arahova	722,580,866
Series FrontierVision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2	339,207,075
Series ACC-3	119,430,302
Series ESL (2)	17
Series ACC-4	1,790,968,272
Series ACC-5 (2)	458
Series ACC-6B	150,000,000
Series ACC-6B1 (2)	3
Series ACC-6D	575,000,000
Series ACC-6D1 (2)	229,004
Series ACC-6E/F	935,812,456
Series ACC-6E/F1 (2)	277,210
Series ACC-7	217,022,640
Series ACC-7A (2)	1,537,766,752

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

Results of Operations

Year ended December 31, 2014 versus year ended December 31, 2013

Total revenues as set forth below, decreased to $0.401 million in 2014 compared to $0.421 million in 2013 and are entirely interest income. Both 2014 and 2013 include interest income from the ART’s invested cash balances and a note receivable with Adelphia.  Interest income decreased approximately $20,000 in 2014 due to reduced average invested cash balances and a reduction in the note receivable balance from Adelphia. The note with Adelphia earns 8% simple interest and includes terms which required a partial payment in 2014. The payment was pro-rated between principal of $1.340 million and interest of $0.760 million. The note and accrued interest are considered fully collectable. There were no changes in the investment strategy or the investment policy of the ART in 2014 or 2013.

The ART had no recoveries from settled Causes of Action in 2014 or 2013. The ART’s revenue derived from future Cause of Action settlements, if they occur, will be highly variable and unpredictable. The remaining legal proceeding could continue for years.

(millions)	For the year ended December 31, 2014	For the year ended December 31, 2013
Revenues

Interest income	$0.401	$0.421
Total revenues	$0.401	$0.421

As of the date of this Form 10-K, there remain other pending Causes of Action as described in Item 3 of this Form 10-K. At this time there is no way to estimate or project the timing or amount of potential recoveries or whether there will be any recoveries from those Causes of Action.

Operating expenses of the ART as set forth below, decreased in 2014 to $1.964 million from $2.072 million in 2013. The $0.108 million decrease was due to reduced general and administrative and professional expenses from pursuing Causes of Action in 2014.

(millions)	For the year ended December 31, 2014	For the year ended December 31, 2013
Operating expenses
General and administrative expenses	$1.626	$1.710
Professional expenses	0.338	0.362
Total operating expenses	$1.964	$2.072

General and administrative expenses decreased overall in 2014 by approximately $84,000 to $1.626 million from $1.710 million in 2013. The general and administrative category for both years includes costs for insurance, Trustee compensation and expenses as well as the costs for the ART annual audit and quarterly reviews and tax and SEC compliance. The cost decrease of approximately $84,000 in 2014 compared to 2013 related to decreased insurance and Trustee expenses.

Professional expenses decreased overall in 2014 by approximately $24,000 to $0.338 million from $0.362 million in 2013. The decrease in costs was due to reduced professional activity and expenses related to the pending Causes of Action.

The legal costs related to the resolution of the remaining Causes of Action could be substantial. The ART cannot be certain at this time of the total costs of resolving the remaining Causes of Action or the timing and amount of future costs or recoveries if any. The ART may retain additional professionals in the future, which would increase the ART’s expenses. The ART may be adversely impacted if the cost for these services were to increase significantly or if a professional providing services required replacement or to be supplemented, or if the cost for these services were to vary from the expected amount. Expenses for 2014 may not be indicative of future expenses.

The costs and expenses for 2014 or 2013 may not be indicative of future expenses for the ART.

The net loss for the year ended December 31, 2014 was $1.563 million compared to the 2013 net loss of $1.651 million. The year over year decrease in the net loss of approximately $88,000 is related to the decreased revenues in 2014 of approximately $20,000 offset by decreased operating expenses of $0.108 million, all as discussed in more detail above.

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

Given December 31, 2014 balances of cash and cash equivalents totaling approximately $36.323 million the ART does not expect a deficiency in liquidity in the next twelve months from expected expenses and other potential disbursements. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that current liquidity will be adequate to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and or seeking methods to reduce legal professional and administrative costs are all strategies that could be undertaken to address liquidity issues should they arise.

These strategies could impact the ART’s ability to maximize recoveries from Causes of Action.  The nature of the ART’s operation does not give rise to capital expenditures and there are no current or expected commitments for capital expenditures in the next twelve months. Should a need for capital expenditures arise, the ART would fund the requirement from existing assets.

Cash and cash equivalent balances at December 31, 2014 of $36.323 million have increased $0.242 million from the balance at December 31, 2013. Cash and cash equivalent balances were increased $0.242 million over that period from operating activities.  There were no financing or investing activities in 2014.

Operating activities included a net loss for the year ended December 31, 2014 of $1.563 million. The net loss was offset by cash provided by operating assets and liabilities of $1.805 million. The cash provided from operating assets and liabilities was due to a decrease in prepaid assets of approximately $58,000, an increase in accrued expenses of approximately $12,000, an increase in deferred Holder Distributions of approximately $1,000 and the partial payment to the ART of accrued interest and principal of $1.734 million (net of current year accrued interest of $0.366 million).

There were no financing or investing activities in 2014.

Cash and cash equivalent balances at December 31, 2013 of $36.081 million decreased $2.419 million from the balance at December 31, 2012. Cash and cash equivalent balances decreased $2.419 million over that period from operating activities.  There were no financing or investing activities in 2013.

Operating activities included a net loss for the year ended December 31, 2013 of $1.651 million. The net loss was increased by cash used by operating assets and liabilities of $0.768 million. The cash used by operating assets and liabilities was due to an increase in prepaid assets of $0.230 million, a decrease in accrued expenses of $0.248 million, an increase in accrued interest of $0.390 million offset by an increase in deferred Holder Distributions of $0.100 million.

There were no financing or investing activities in 2013.

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

The total of $36.323 million in cash and cash equivalents at December 31, 2014 includes $32.472 million of short-term investments and accrued interest and $3.851 million of demand deposits. The ART considers all highly liquid investments such as these to be cash equivalents. All investments during the year were fully compliant with the ART investment policy.

Critical Accounting Policies

Basis of accounting

The ART has assessed the requirements to report under the liquidation basis of accounting. The Financial Accounting Standards Board stipulated in its 2013-07 update, that an entity with a limited life, as stipulated in its formation documents, should not apply the liquidation basis of accounting. Consequently, the ART will continue to report under United States generally accepted accounting principles for going-concern entities. The ART will assess the need to adopt any required changes to its current basis of accounting on an ongoing basis.

Fair value estimates

As noted in the footnotes to the financial statements, the ART has assessed the fair value of its note receivable and accrued interest to be $5.060 million as of December 31, 2014. During 2014 the ART collected $2.100 million in partial payment of the note receivable and accrued interest as required under the terms of the note. The market value of the note receivable was calculated using a discounted cash flow model. The discount rate was derived using the published yield on the 3 and 5 year benchmark U.S. Treasury bond plus the average reported spread on certain public unsecured bonds of the life insurance companies that provided the Tow life insurance policies, the proceeds from which will pay the note and interest. The maturity date was derived using the life expectancy of Mr. Leonard Tow based on the 2010 Period Life Table published by the Social Security Administration.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The ART invests cash and cash equivalents in either FDIC insured deposit accounts or a money market fund invested in short-term U.S. Treasury and government agency securities, including repurchase agreements collateralized fully by U.S. Treasury and government agency securities. The money market fund has a 39 day effective average maturity for the underlying securities. Interest income is subject to interest rate fluctuations.

Item 8. Financial Statements and Supplementary Data.

Adelphia Recovery Trust

Index to Financial Statements

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees of the Adelphia Recovery Trust

We have audited the accompanying balance sheets of the Adelphia Recovery Trust (the “ART”) as of December 31, 2014 and 2013, and the related statements of operations and changes in net assets, and cash flows for the years then ended.  The ART’s Trustees are responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the ART as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Hartford, Connecticut
March 2, 2015

Adelphia Recovery Trust

Balance Sheets

	As of December 31, 2014	As of December 31, 2013

Assets
Cash and cash equivalents	$36,323,412	$36,081,284
Prepaid assets	581,324	639,198
Note and accrued interest receivable	5,604,966	7,338,876
Total assets	$42,509,702	$44,059,358

Liabilities and net assets

Accrued expenses	$83,412	$71,342
Deferred holder distributions	101,123	99,979

Total liabilities	184,535	171,321

Net assets	42,325,167	43,888,037

Total liabilities and net assets	$42,509,702	$44,059,358

See accompanying notes to financial statements.

Adelphia Recovery Trust

Statements of Operations and Changes in Net Assets

	For year ended December 31, 2014	For year ended December 31, 2013

Revenues

Interest income	$400,778	$420,832
Total revenues	400,778	420,832

Operating expenses
General and administrative expenses	1,625,815	1,709,883
Professional expenses	337,833	361,892
Total operating expenses	1,963,648	2,071,775

Net loss	(1,562,870)	(1,650,943)

Net assets, beginning of year	43,888,037	45,538,980

Net assets, end of year	$42,325,167	$43,888,037

See accompanying notes to financial statements.

Adelphia Recovery Trust

Statements of Cash Flows

	For the year ended December 31, 2014	For the year ended December 31, 2013

Operating activities
Net loss	$(1,562,870)	$(1,650,943)
Adjustments to reconcile net loss to net cash provided (used) by operating activities-
Changes in operating assets and liabilities:
Prepaid assets	57,874	(229,993)
Note and accrued interest receivable	1,733,910	(389,999)
Accrued expenses	12,070	(248,343)
Deferred holder distributions	1,144	99,979
Net cash provided (used) by operating activities	242,128	(2,419,299)

Net change in cash and cash equivalents	242,128	(2,419,299)
Cash and cash equivalents, beginning of year	36,081,284	38,500,583
Cash and cash equivalents, end of year	$36,323,412	$36,081,284

See accompanying notes to financial statements.

Adelphia Recovery Trust

Notes to Financial Statements

December 31, 2014

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

The ART is administered by five individual Trustees who were appointed by creditors of the Adelphia estate. The ART had no employees through December 31, 2014. The Trustees engage third party professionals and others including a Trust Administrator, which along with Adelphia, assist the Trustees in administering the activities of the ART. The Trustees have the duty and authority to take actions necessary to protect, maintain, liquidate to cash and maximize the Causes of Action, whether by litigation, settlement or otherwise.  The time frame for ultimate resolution of any of the Causes of Action cannot be estimated. For a description of the ongoing Causes of Action see Note 8.

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

The Distribution of any net proceeds from settlements or judgments are made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration. On December 21, 2010 the ART made a Distribution of $215.0 million in cash to the Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. A record date of December 13, 2010 was established by the Trust for purposes of this Distribution. No Distributions were made in 2011. The Trustees made two Distributions in 2012, one on March 1, 2012 for $30 million with a record date of February 23, 2012 and one on December 18, 2012 for $30 million with a record date of December 10, 2012. No Distributions were made in 2013 or 2014.

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

2.                                      Significant Accounting Policies

Basis of Accounting

The ART has assessed the requirements to report under the liquidation basis of accounting. The Financial Accounting Standards Board stipulated in its 2013-07 update, that an entity with a limited life, as stipulated in its formation documents, should not apply the liquidation basis of accounting. Consequently, the ART will continue to report under United States generally accepted accounting principles for going-concern entities. The ART will assess the need to adopt any required changes to its current basis of accounting on an ongoing basis.

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

Cash and Cash Equivalents, and Temporary Investments

The ART considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are held in the trust department of a financial institution. The amount on deposit does not exceed the federally insured limit. As of December 31, 2014 and 2013 all cash equivalents consist of bank deposits, bank certificates of deposit (“CDs”) or money market funds which are invested in US Government Treasury obligations in accordance with the ART investment policy.

Income Taxes

The ART is not subject to federal or state income taxes. The ART is not aware of any transactions or events up to and including December 31, 2014 that would subject it to federal or state income taxes. Further, the ART has no unrecognized income tax benefits as of December 31, 2014 and 2013 nor are there any amounts required to be included in the financial statements for interest or penalties on unrecognized income tax benefits.

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

As of December 31, 2014 and 2013 the net tax basis of the ART is approximately $347.1 million and $346.6 million, respectively, higher than the reported amount of net assets in the ART financial statements.

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

Distributions are made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration and are payable to Holders of Interests in the Trust in accordance with the waterfall priority established in the Plan. The Trustees made two Distributions in 2012, one on March 1, 2012 for $30 million with a record date of February 23, 2012 and one on December 18, 2012 for $30 million with a record date of December 10, 2012. The ART made no Distributions in 2013 or 2014. During 2014 and 2013 previously issued ART Distributions reverted to the ART in the amount of $1,144 and $99,979, respectively. These funds were returned to the ART in accordance with Plan provisions regarding unclaimed distributions and have been recorded as a deferred holder distributions liability.  Such funds have reverted to the ART for the benefit of Interest Holders in the class of the forfeiting Holders and will be distributed to such Interest Holders at a time determined by the Trustees.

4.                                      Notes Receivable

On August 3, 2007 the ART settled a Cause of Action and received an unsecured note bearing simple (non-compounding) interest, at a rate of 8%, in the principal amount of $4,875,250. The Court approved the settlement of that Cause of Action on September 6, 2007. The note is recourse only to the future proceeds of approximately $27.4 million from life insurance policies on the lives of Mr. Leonard Tow and his wife.  A portion of the proceeds from a first to die rider on one policy shall be paid on the first to die of Mr. Tow and his wife. In July 2014, the first to die rider was triggered by the death of Claire Tow and a payment of $2.100 million was made to the ART  in October 2014 by Adelphia as required by the terms of the note and the settlement. The $2.100 million payment was allocated ratably between principal of $1.340 million and accrued interest of $0.760 million through the payment date.

The remaining proceeds shall not be paid until the death of of Mr. Leonard Tow. Payment of the principal and interest is not expected before December 31, 2015.  As of December 31, 2014 and 2013 the balance under the note was $5,604,966 and $7,338,876, respectively, comprised of the principal amount of the note of $3,535,309 and $4,875,250, respectively, and accrued interest of $2,069,657 and $2,463,626, respectively. Principal and accrued interest are considered fully collectable.

5.                                       Other Related Party Transactions and Prepaid Expenses

In 2014 and 2013 the ART prepaid director and officer insurance premiums in the amount of $172,036 and $229,993 respectively.  In 2011 the ART prepaid director and officer insurance premiums for the ART’s post-liquidation period in the amount of $406,000 which remains unused. In each of 2014 and 2013 Adelphia was directed to pre-pay $30,000 in bank fees. The remaining prepaid portion of these costs as of December 31, 2014 and 2013 was $581,324 and $639,198, respectively.

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

6.                                      Fair Value of Financial Instruments

As of December 31, 2014 and 2013 the fair value of cash and cash equivalents, prepaid assets and accrued expenses approximate their carrying values.

The fair value of the note receivable and accrued interest has been determined using unobservable inputs (i.e. Level 3, as defined in Accounting Standards Codification 820-10) and approximates $5.060 million as of December 31, 2014 and $5.801 million as of December 31, 2013. The fair value was derived by discounting to December 31, 2014 and 2013 the projected maturity value of the note including accrued interest. The discount rate was derived using the published yield on the 3 and 5 year benchmark U.S. Treasury bond plus the average reported spread on certain public unsecured bonds of the life insurance companies that provided the Tow life insurance policies. The projected maturity values, including interest, were calculated using life expectancy tables. The discount rate is based on the yield on the notes issued by the life insurance companies underwriting the life insurance policies and various other risk factors associated with the note.

The carrying values were approximately $5.605 million as of December 31, 2014 and approximately $7.339 million as of December 31, 2013. The note bears 8% simple interest and is recourse only to the proceeds of various life insurance policies on Mr. Leonard Tow.

7.                                      Trustee Compensation

After December 31, 2007 the Official Committee of Unsecured Creditors of Adelphia Communications Corporation and all of its Affiliated Debtors-In-Possession (the “Creditors Committee”) agreed to Trustee compensation of $43,750 per quarter, or $175,000 annually.

Under an agreement with the Creditors Committee, in 2014 and 2013 each of the five Trustees received annual base compensation of $175,000 paid at the beginning of each quarter in the amount of $43,750.  The Trustees may award reasonable additional service compensation (“Additional Service Compensation”) to any Trustee for additional service to the ART. The aggregate amount of Additional Service Compensation distributed to all Trustees as a group may not exceed $350,000 per year. The amounts paid and expensed as Additional Service Compensation in 2014 totaled $350,000. This was authorized and paid in 2014 for Trustee services rendered in 2013.  As of the date of this report $350,000 of Additional Service Compensation was awarded for 2014 service. The decision and obligation to award Additional Service Compensation and the related payment were both finalized after December 31, 2014 and thus will be expensed in 2015.

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

Incentive Compensation for a Trustee shall never be less than zero. That is, the Base Compensation and the Additional Service Compensation shall be retained by the Trustees regardless of whether any Incentive Compensation is due. The ART currently has no Incentive Compensation liability based on ART Distributions through December 31, 2014.

8.                                      Causes of Action

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

On July 13, 2011, the Bankruptcy Court denied FPL’s motion for leave to amend its answer to add a new defense.  FPL filed an appeal of the Bankruptcy Court’s July 13, 2011 decision, which was denied September 18, 2012.   On September 28, 2011, FPL moved to withdraw the reference to Bankruptcy Court.  The District Court denied FPL’s motion to withdraw the reference on January 30, 2012.  Trial began April 30, 2012 and testimony concluded on May 3, 2012.  The parties submitted post-trial briefs on June 22, 2012.   The Bankruptcy Court heard closing arguments on July 25, 2012. On May 6, 2014, the Bankruptcy Court issued proposed Findings of Fact and Conclusions of Law (the “Proposed Findings”), which recommend that the District Court enter judgment in favor of FPL. The Bankruptcy Court’s proposed Findings of Fact and Conclusions of Law will be reviewed by the District Court under a de novo standard of review before a judgment is entered. The Trust filed an Objection to the Court’s Proposed Findings on June 10, 2014, and that Objection has been fully briefed by the parties. The matter is now pending before District Court for the Southern District of New York.

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

Previously Resolved Matters

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

Rosensweig and Tow Litigation

On August 3, 2007, the ART announced the settlement of various pending adversary actions and bankruptcy claims pending in the Bankruptcy Court for the Southern District of New York involving Leonard Tow, his wife, and David Rosensweig, the Trustee of two trusts created in connection with Tow’s exercise of his right to terminate his employment as the Chief Executive Officer of Century Communications Corporation when Adelphia acquired Century in 1999.  The Bankruptcy Court entered an order approving the settlement on September 6, 2007. The settlement provided for a cash payment to the ART of approximately $15.8 million and an interest-bearing note in the principal amount of approximately $4.9 million issued by Adelphia with simple, non-compounding, interest thereon at the rate of 8%. That note is recourse only to Adelphia’s proceeds from life insurance policies on the lives of Mr. Tow and his wife, the total proceeds of which policies shall not be paid until the death of the last to die of Mr. Tow and his wife.  A partial payment of the note in the amount of $2.1 million was paid in October 2014 in accordance with the terms of the note.

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

9.                        Subsequent Events

Subsequent to December 31, 2014 and through March 2, 2015 other than as discussed herein, there have been no events that would be material to the financial statements of the ART including Cause of Action settlements or judgments or Holder Distributions or decisions concerning future Holder Distributions.

10                    Unaudited Quarterly Financial Data

2014

	Quarter ended March 31, 2014	Quarter ended June 30, 2014	Quarter ended September 30, 2014	Quarter ended December 31, 2014	For year ended December 31, 2014

Revenues
Interest income	$105,224	$106,056	$106,899	$82,599	$400,778
Total revenues	105,224	106,056	106,899	82,599	400,778

Operating expenses
General and administrative expenses	686,604	311,079	311,033	317,099	1,625,815
Professional expenses	103,444	55,517	80,498	98,374	337,833
Total operating expenses	790,048	366,596	391,531	415,473	1,963,648

Net loss	$(684,824)	$(260,540)	$(284,632)	$(332,874)	$(1,562,870)

2013

	Quarter ended March 31, 2013	Quarter ended June 30, 2013	Quarter ended September 30, 2013	Quarter ended December 31, 2013	For year ended December 31, 2013

Revenues
Interest income	$103,104	$106,562	$105,693	$105,473	$420,832
Total revenues	103,104	106,562	105,693	105,473	420,832

Operating expenses
General and administrative expenses	696,570	352,983	331,497	328,833	1,709,883
Professional expenses	83,807	58,675	76,263	143,147	361,892
Total operating expenses	780,377	411,658	407,760	471,980	2,071,775

Net loss	$(677,273)	$(305,096)	$(302,067)	$(366,507)	$(1,650,943)

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

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of the ART’s disclosure controls and procedures (as defined in Rules 13a -15(e) or 15d-15(e)) promulgated under the Exchange Act as of December 31, 2014. Based on their evaluation of the effectiveness of the ART’s disclosure controls and procedures (as defined in paragraph (b) of Rules 13a-15 or 15d-15), the Trustees and the Trust Administrator concluded that as of December 31, 2014, the ART’s disclosure controls and procedures were effective.

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

The Trustees and the Trust Administrator of the Trust performed an assessment of the effectiveness of the ART’s internal control over financial reporting as of December 31, 2014, utilizing the criteria described in the Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether the ART’s internal control over financial reporting was effective at December 31, 2014.  Based on this assessment, the Trust Administrator concluded that the ART’s internal control over financial reporting was effective at December 31, 2014.

This annual report does not include an attestation report of the ART’s independent registered public accounting firm regarding internal control over financial reporting under the rules of the Securities and Exchange Commission that permit the ART to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2014, there were no changes in the ART’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the ART’s internal control over financial reporting.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

There are five Trustees of the ART, each of whom has served since the inception of the ART:

Bryan E. Bloom, age 56, presently serves as in-house counsel, analyst and portfolio manager for W.R. Huff Asset Management Co., L.L.C., an investment management firm, and its various affiliates. Mr. Bloom joined Huff in 1994. Prior to that time, he was a tax partner at the law firm of Shanley & Fisher (now Drinker, Biddle and Reath). Mr. Bloom is currently on the board of several private companies. He was previously a director of CKX, Inc. from December 2009 to June of 2011 and of Circle Entertainment from 2008-2010 and from October 2012 to September 2013. Mr. Bloom serves on the Audit Committee of the ART.

Lee S. Hillman, age 59 serves as President of Liberation Advisory Group, LLC a private management and advisory services consultant to commercial and investment banks, private equity and hedge funds and growth stage businesses. Additionally, Mr. Hillman currently serves as a director and the Chief Executive Officer of Performance Health Systems a global manufacturer, distributor and licensor of specialty health and exercise equipment. Previously, Mr. Hillman served as Chairman of the Board and Chief Executive Officer of Power Plate International, a global manufacturer, distributor and licensor of health and exercise equipment. Mr. Hillman also serves on the board of directors for Lawson Products, Inc. and he was Chairman of the Board of RCN Corporation until August 2010. Mr. Hillman serves on the Audit Committee of the ART.

David P. Stowell, age 62, presently serves as a professor in the Department of Finance at Kellogg School of Management, Northwestern University, which he joined in March 2005. Prior to this position, Mr. Stowell was a managing director in JP Morgan’s investment banking division.

Ralph J. Takala, age 75, is an independent financial and business advisor.  In that capacity, he served as interim Senior Vice President and Chief Financial Officer of Cumberland Farms, Inc., a company that operates convenience stores and gas stations and is a wholesaler of refined petroleum products, from December 2006 through December 2008 and as the interim Chief Financial Officer of Picturetel Corp., a manufacturer of video conferencing systems, from 2000 to 2001. Mr. Takala served on the board of directors for Seitz Corporation through December 2011, and served on the board of directors of Scan Optics, Inc. from 2003 to 2006. Mr. Takala is a Certified Public Accountant and was a partner of Ernst & Young, LLP from 1978 to 1995. He serves as the chairman of the ART Audit Committee.

Dean A. Ziehl, age 62, presently is a partner in the law firm of Pachulski Stang Ziehl & Jones LLP, which he joined in 1983. Mr. Ziehl serves on the board of directors for Plan Member Services Corporation. Mr. Ziehl is the Chairman of the Board of Trustees.

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

Jeffrey A. Brodsky, age 56, is a co-founder and a Managing Director of Quest and is leading Quest’s role as the Plan Administrator of Adelphia. In addition to his responsibilities with Adelphia, Mr. Brodsky is leading Quest’s role as liquidation manager of the ResCap Liquidating Trust and serves as a Director of Broadview Networks Holdings, Inc., Euramax International, Inc., Horizon Lines, Inc. and inMotion, Inc.

Barry D. Shalov, age 73, is a Managing Director of Quest, which he joined in 2007. Prior to that time, Mr. Shalov was a senior partner in the law firm of DLA Piper US LLP, which he joined in 2000. Previously, Mr. Shalov was a senior partner with the law firm of Gordon Altman Butowsky Weitzen Shalov & Wein.

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

The ART maintains applicable policies insuring Quest as the Trust Administrator against certain claims in connection with its services to the ART.

Item 11. Executive Compensation.

Trustee Compensation

Name	Fees Earned for 2014 Service (1)	Fees Earned for 2013 Service (2)
Bryan Bloom	$235,000	$235,000
Lee S. Hillman	$235,000	$235,000
David P. Stowell	$235,000	$235,000
Ralph Takala	$235,000	$235,000
Dean Ziehl	$285,000	$285,000

(1)                                 For services rendered in 2014, Dean Ziehl received $175,000 in base compensation and earned $110,000 in additional service compensation which was paid and expensed in 2014. The four other Trustees received base compensation of $175,000 and $60,000 in additional service compensation.

(2)                                 For services rendered in 2013, Dean Ziehl received $175,000 in base compensation and earned $110,000 in additional service compensation which was paid and expensed in 2013. The four other Trustees received base compensation of $175,000 and $60,000 in additional service compensation.

Each of the five Trustees was paid $175,000 as base compensation for services performed in 2014. The compensation was paid quarterly at the beginning of each calendar quarter in the amount of $43,750 per Trustee.

In addition, under the compensation agreement, the Trustees may award, in their sole discretion, additional reasonable compensation to any Trustee for additional service to the ART (“Additional Service Compensation”). The aggregate amount of Additional Service Compensation distributed to all Trustees as a group may not exceed $350,000 per year. Any Additional Service Compensation must be approved by a vote of a majority of the Trustees. Additional Service Compensation may be awarded to Trustees for service on the Audit Committee and for other services above and beyond the expected level of service, such as for close supervision of the Causes of Action. Dean Ziehl was awarded $110,000 in Additional Service Compensation in 2015 for his services in 2014 related to supervision of the Causes of Action. The other four Trustees each were awarded $60,000 in Additional Service Compensation in 2015 for their services in 2014. Additional Service Compensation is based on estimates of hours worked and contributions by the Trustees including, without limitation, supervision and mediation of the Causes of Action and the preparation of the ART’s regulatory filings.

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

Incentive Compensation for a Trustee shall never be less than zero. That is, the Base Compensation and the Additional Service Compensation shall be retained by the Trustees regardless of whether any Incentive Compensation is due. The ART currently has no Incentive Compensation liability based on ART Distributions through December 31, 2014

For its role as Trust Administrator, Quest is compensated exclusively by the Debtors. The ART does not pay Quest any additional amounts of compensation for service as either Plan Administrator or Trust Administrator. The ART is required to reimburse Quest and the Debtors for out-of-pocket expenses incurred in performance of services on behalf of the ART.

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

(1) AUDIT FEES

The aggregate fees billed for 2014 and 2013 for professional services rendered for the audit of the ART’s annual financial statements and the reviews of its interim condensed financial statements included in the ART’s Form 10-Q filings were approximately $45,000 and $45,000 respectively.

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

Date: March 2, 2015

By: Quest Turnaround Advisors, LLC
as Trust Administrator of the Adelphia Recovery Trust

/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, including a majority of the Trustees.

/s/ Bryan E. Bloom	March 2, 2015
Bryan E. Bloom	Date
Trustee

/s/ Lee S. Hillman	March 2, 2015
Lee S. Hillman	Date
Trustee

/s/ David P. Stowell	March 2, 2015
David P. Stowell	Date
Trustee

/s/ Ralph J. Takala	March 2, 2015
Ralph J. Takala	Date
Trustee

/s/ Dean A. Ziehl	March 2, 2015
Dean A. Ziehl	Date
Trustee