Form 10-Q
period 2015-03-31
Adelphia Recovery Trust
filed 2015-05-04
CIK 1433669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements

Adelphia Recovery Trust

Condensed Balance Sheets

	As of March 31, 2015	As of December 31, 2014
	(unaudited)	(note 2)
Assets
Cash and cash equivalents	$35,602,629	$36,323,412
Prepaid assets	547,129	581,324
Note and accrued interest receivable	5,674,704	5,604,966
Total assets	$41,824,462	$42,509,702

Liabilities and net assets
Accrued expenses	$91,146	$83,412
Deferred holder distributions	101,123	101,123

Total liabilities	192,269	184,535

Net assets	41,632,193	42,325,167

Total liabilities and net assets	$41,824,462	$42,509,702

See accompanying notes to condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014

Revenues

Interest income	$78,851	$105,224
Total revenues	78,851	105,224

Operating expenses
General and administrative expenses	688,841	686,604
Professional expenses	82,984	103,444
Total operating expenses	771,825	790,048

Net loss	$(692,974)	$(684,824)

See accompanying notes to condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014

Operating activities
Net loss	$(692,974)	$(684,824)
Adjustments to reconcile net loss to net cash used by operating activities consisting of changes in operating assets and liabilities:
Prepaid assets	34,195	33,395
Note and accrued interest receivable	(69,738)	(97,505)
Accrued expenses	7,734	65,553
Net cash used by operating activities	(720,783)	(683,381)

Net change in cash and cash equivalents	(720,783)	(683,381)
Cash and cash equivalents, beginning of period	36,323,412	36,081,284
Cash and cash equivalents, end of period	$35,602,629	$35,397,903

See accompanying notes to condensed financial statements.

ADELPHIA RECOVERY TRUST

Notes to Condensed Financial Statements — March 31, 2015 (Unaudited)

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

As set forth in the Plan, and the Declaration of Trust for the ART, as amended (the “Declaration”), the ART is administered by five trustees (the “Trustees”) who are authorized to carry out the purposes of the ART. Quest Turnaround Advisors, L.L.C. (“Quest”) is the plan administrator (in such capacity, the “Plan Administrator”) of Adelphia. Quest and Adelphia together have agreed to provide certain administrative services to the ART. In order to facilitate the provision of such administrative services, the ART has appointed Quest as the trust administrator of the ART (in such capacity, the “Trust Administrator”).

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

2                                          Basis of Presentation

The accompanying interim unaudited condensed financial statements of the ART have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim periods and with the instructions to Form 10-Q.  As such, they do not include all of the information and disclosures required by US GAAP for complete financial statements.  In the opinion of the Trustees, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim unaudited condensed financial statements have been included.  These condensed financial statements should be read in conjunction with the ART’s audited financial statements for the year ended December 31, 2014 included in its Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015. Interim results are not necessarily indicative of the results for the complete fiscal year. The condensed balance sheet as of December 31, 2014 was derived from the audited financial statements for the year then ended.

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

4                                          Pending Causes of Action

The pending causes of action described in the ART’s 2014 Form 10-K filed on March 2, 2015  are set forth below together with the material developments in those proceedings though the date of this filing.

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

On July 13, 2011, the Bankruptcy Court denied FPL’s motion for leave to amend its answer to add a new defense.  FPL filed an appeal of the Bankruptcy Court’s July 13, 2011 decision, which was denied September 18, 2012.   On September 28, 2011, FPL moved to withdraw the reference to Bankruptcy Court.  The District Court denied FPL’s motion to withdraw the reference on January 30, 2012.  Trial began April 30, 2012 and testimony concluded on May 3, 2012.  The parties submitted post-trial briefs on June 22, 2012.   The Bankruptcy Court heard closing arguments on July 25, 2012. On May 6, 2014, the Bankruptcy Court issued proposed Findings of Fact and Conclusions of Law (the “Proposed Findings”), which recommend that the District Court enter judgment in favor of FPL.   The District Court for the Southern District of New York accepted the Bankruptcy Court’s recommendations over the objections filed by the ART, and entered judgment in favor of FPL on March 20, 2015.   The ART filed its Notice of Appeal with the Second Circuit Court of Appeal on April 3, 2015.

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

5                                          Fair Value of Financial Instruments

The ART was a party to the settlement between Leonard and Claire Tow and Adelphia. As a result of that settlement Adelphia agreed to pay the ART $4.875 million plus 8% simple interest when certain life insurance policies mature. A first to die rider in one of the insurance policies triggered a total payment of $2.1 million from Adelphia to the ART in October 2014. The $2.1 million was prorated between principal and interest as a partial payment of amounts outstanding at that time.

The fair value of the note receivable and accrued interest has been determined using unobservable inputs (i.e. Level 3, as defined in Accounting Standards Codification 820-10) and approximates $5.0 million as of  March 31, 2015 and $5.0 million as of December 31, 2014. The fair value was derived by discounting to March 31, 2015 and December 31, 2014 the projected maturity value of the note including accrued interest. The projected maturity value, including interest was calculated using life expectancy tables. The discount rate is based on the yield on the notes issued by the life insurance companies underwriting the life insurance policies and various risk factors associated with the note. The discount rate was less than the interest rate on the note during the first quarter of 2015.

The carrying values were approximately $5.7 million as of March 31, 2015 and approximately $5.6 million as of December 31, 2014. The note bears 8% simple interest and is recourse only to the proceeds of various life insurance policies on Mr.  Leonard Tow.

6                                          Interest Holder Distribution

The Trustees have not authorized or completed any Distributions for the ART in 2015 or 2014. During 2013, previously issued ART Distributions reverted to the ART in the amount of approximately $101,000. These funds were returned to the ART in accordance with Plan provisions regarding unclaimed Distributions and have been recorded as a deferred holder distributions liability. Such funds have reverted to the ART for the benefit of Interest Holders in the class of the forfeiting Holders and will be distributed to such Interest Holders at a time determined by the Trustees.

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

7                                          Subsequent Events

Events subsequent to March 31, 2015 have been evaluated through May 4, 2015, the date the accompanying financial statements were issued. Other than as discussed herein, there have been no subsequent events that would be material to the financial statements of the ART, including Cause of Action settlements or judgments or Distributions or decisions concerning future Distributions.

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

The ART is not subject to federal or state income taxes. The ART is not aware of any transactions or events up to and including March 31, 2015 that would subject it to federal or state income taxes. Further, the ART has no unrecognized income tax benefits as of  March 31, 2015 nor are there any amounts required to be included in the financial statements for interest or penalties on unrecognized income tax benefits. Items of income, gain, loss, deduction and other tax items have been and will be allocated to the Holders that would be entitled to receive such items if they constituted cash distributions or reductions therefrom. The Holders are responsible for the payment of taxes on a current basis that result from such allocations whether or not cash is distributed.

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

Distributions are made at the sole discretion of the Trustees in accordance with the provisions of the Plan and the Declaration. The Trust made no Distributions in 2015 or 2014. During 2013 previously issued ART Distributions reverted to the ART in the amount of approximately $101,000. These funds were returned to the ART in accordance with Plan provisions regarding unclaimed Distributions and have been recorded as a deferred holder distributions liability. Such funds have reverted to the ART for the benefit of Interest Holders in the class of the forfeiting Holders and will be distributed to such Interest Holders at a time determined by the Trustees.

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

As of March 31, 2015, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

CVV Series of Interest:	As of March 31, 2015
Series RF (1)	115,000,000
Series Arahova	722,580,866
Series FrontierVision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2	339,207,075
Series ACC-3	119,430,302
Series ESL (2)	17
Series ACC-4	1,790,968,272
Series ACC-5 (2)	458
Series ACC-6B	150,000,000
Series ACC-6B1 (2)	3
Series ACC-6D	575,000,000
Series ACC-6D1 (2)	229,004
Series ACC-6E/F	935,812,456
Series ACC-6E/F1 (2)	277,210
Series ACC-7	217,022,640
Series ACC-7A (2)	1,537,766,752

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

A schedule summarizing the Distribution priority waterfall as of  March 31, 2015  is set forth below:

ART Distribution Waterfall Chart

March 31, 2015 (1)

Remainig Aggregate Distribution (2)	Distribution Description (3)	ART Distribution Recipient (4)
0	RF Holders Paid In Full	RF	0.00%
		Arahova	0.00%
		ACC-1	0.00%
		Olympus	0.00%
		FrontierVision	0.00%
		ACC-2	0.00%
		ACC-3	0.00%
		FPL	0.00%
0 - 370,000,000	Until Series Olympus has received aggregate distributions of $16 million plus the Olympus Fees, plus accrued post-Effective Date dividends	Arahova	45.87%
		ACC-1	42.73%
		Olympus	5.00%
		FrontierVision	2.50%
		ACC-2	2.25%
		ACC-3	0.90%
		FPL	0.75%
370,000,001 - 890,000,000	Until cumulative distribution is $1,165 million	Arahova	48.37%
		ACC-1	45.06%
		FrontierVision	2.50%
		ACC-2	2.37%
		ACC-3	0.95%
		FPL	0.75%
890,000,001 - 5,230,000,000	Until Series Arahova has received $625 million plus the Arahova Fees plus accrued post-Effective Date dividends	ACC-1	76.60%
		Arahova	14.51%
		ACC-2	4.03%
		FrontierVision	2.50%
		ACC-3	1.61%
		FPL	0.75%
5,230,000,001 - 5,625,000,000	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends (ACC-1, ACC-2 and ACC-3 paid in full)	ACC-1	90.11%
		ACC-2	4.74%
		FrontierVision	2.50%
		ACC-3	1.90%
		FPL	0.75%
5,625,000,001 - 5,648,000,000	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends	Series Arahova	96.75%
		FrontierVision	2.50%
		FPL	0.75%
		Series Arahova	97.50%
5,648,000,001 - 5,670,000,000	Until Series FrontierVision has received aggregate distributions of $85 million plus 80% of the FrontierVision Fees, plus accrued post-Effective Date dividends	FrontierVision	2.50%
5,670,000,001 - 5,697,000,000	Until the additional distribution to the Series Arahova Interests equals $50 million plus accrued post-Effective Date dividends at a rate of 5% per annum	Series Arahova	100.00%
Not Quantifiable	Until ESL holders have received Payment in Full of their Claims and Case 8% interest plus accrued post-Effective Date dividends
Not Quantifiable	Until ACC-4 holders have received the full amount of their Allowed Claims plus Case Contract Interest plus accrued post-Effective Date dividends
Not Quantifiable	Until ACC-5 holders have received the full amount of their Allowed Claims plus Case 8% interest plus accrued post-Effective Date dividends
Not Quantifiable	Until ACC-6 holders receive distributions in accordance with the relative priorities established by the Liquidation Preferences governing the shares of ACC Preferred Stock and the Bankruptcy Code
Not Quantifiable	Each ACC-7 holder is entitled to receive a pro rata share of any distributions remaining

Capitalized terms used in this chart but not otherwise defined have the respective meaning given to them under the Plan.

(1)  Remaining aggregate distributions and ART distribution percentages are as of March 31, 2015.

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

First Quarter 2015 versus First Quarter 2014

Total revenues consisting solely of interest decreased to approximately $79,000 in the first quarter of 2015 from approximately $105,000 in the first quarter of 2014. The revenue decrease of approximately $26,000 was caused primarily by a reduction in principal of $1.3 million on the Adelphia note receivable from a payment in October 2014. The note accrues interest at 8% simple.  There were no court approved settlements for the first quarter of 2015 or 2014.

Total operating expenses for the ART decreased to approximately $772,000 in the first quarter of 2015 from approximately $790,000 in the first quarter of 2014. The operating expense decrease of approximately $18,000 was caused by an increase in general and administrative expenses of approximately $2,000 and a decrease in professional expenses of approximately $20,000.

General and administrative expenses increased primarily due to increased insurance costs, bank fees, Trustee expenses and tax compliance costs for the ART in the first quarter of 2015 when compared to the first quarter of 2014.

Professional expenses decreased in the first quarter of 2015 compared to the first quarter of 2014 due to decreased miscellaneous costs and expenses associated with the pending Causes of Action as described herein.

As a result of the decrease in total revenues of approximately $26,000 and the decrease in total operating expenses of approximately $18,000 in the first quarter of 2015 compared to the first quarter of 2014, the net loss of approximately $693,000 for the quarter ended March 31, 2015 was approximately $8,000 more than the net loss of approximately $685,000 for the quarter ended March 31, 2014.

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

Based upon cash and cash equivalent balances as of March 31, 2015 totaling approximately $35.6 million along with expected expenses and other potential disbursements, the ART expects to meet its obligations as they come due during the next twelve months if the term of the ART is extended beyond September 23, 2015. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that cash will be available to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and seeking methods to reduce legal, professional and administrative expenses are all strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the ART’s ability to maximize recoveries from settlements.

The nature of the ART’s operation does not give rise to capital expenditures and there are no current or expected commitments for capital expenditures in the next twelve months. Should a need for capital expenditures arise, the ART would fund the requirement from existing assets.

Cash and cash equivalent balances at March 31, 2015 of $35.6 million are approximately $721,000 less than as of December 31, 2014. This decrease is due to the uses of cash and cash equivalents by operating activities of approximately $721,000.

The $721,000 use of cash by operating activities included a net loss for the three months ended March 31, 2015 of approximately $693,000. Other uses of cash by operating activities include the accrual of interest on a note receivable of approximately $70,000 which was offset by cash provided by operating activities from a decrease in prepaid assets of approximately $34,000 and an increase in accrued expenses of approximately $8,000 during the three months ended March 31, 2015.

As of March 31, 2015, the ART has a total of $35.6 million of cash and cash equivalents which include investments in three-month or shorter FDIC fully-insured bank CDs in the amount of $30.0 million, a U.S. Treasury and government agency securities money market fund in the amount of  approximately $1.8 million and deposit accounts in the amount of $3.8 million. The ART considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As such, the three-month CDs have been classified as cash equivalents as of March 31, 2015. All investments during the quarter were fully compliant with the ART investment policy.

The ART has adequate liquidity to meet its obligations as of March 31, 2015.

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

This report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the ART. The actual results of the ART could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the number of and proceeds from litigations and/or settlements which are successful, delays in obtaining proceeds, the amount of funding required for the litigations and other operating expenses, economic conditions, changes in tax and other governmental rules and regulations applicable to the ART, and other risks identified and described in the Form 10-K filed with the SEC on March 2, 2015. These risks and uncertainties are beyond the ability of the ART to control, and in many cases, the ART cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report the words “believes,” “estimates,” “plans,” “expects,” “anticipates”, “future”, “may” and “will” and similar expressions as they relate to the ART or its management are intended to identify forward-looking statements.

New Accounting Guidance Pending Adoption

There are no new accounting standards that the ART is required to adopt which will likely have a material effect as its financial statements.

Item 3                                        Quantitative and Qualitative Disclosures about Market Risk

The ART invests cash in either FDIC insured deposit accounts, FDIC insured bank CDs or a money market fund invested in short-term U.S. Treasury and government agency securities including repurchase agreements collateralized fully by U.S. Treasury and government agency securities. The CDs have 3 month or less maturity terms as of March 31, 2015 and the money market fund has a 42 day weighted average maturity for the underlying securities. Interest income from these investments is subject to interest rate fluctuations.

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

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of March 31, 2015 . Based on their evaluation, the Trustees and the Trust Administrator concluded that as of March 31, 2015 , the ART’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in the ART’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the ART’s internal control over financial reporting.

PART II

Item 1                                                     Legal Proceedings

Pending Causes of Action

The pending causes of action described in the ART’s 2014 Form 10-K filed on March 2, 2015  are set forth below together with the material developments in those proceedings though the date of this filing.

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

On July 13, 2011, the Bankruptcy Court denied FPL’s motion for leave to amend its answer to add a new defense.  FPL filed an appeal of the Bankruptcy Court’s July 13, 2011 decision, which was denied September 18, 2012.   On September 28, 2011, FPL moved to withdraw the reference to Bankruptcy Court.  The District Court denied FPL’s motion to withdraw the reference on January 30, 2012.  Trial began April 30, 2012 and testimony concluded on May 3, 2012.  The parties submitted post-trial briefs on June 22, 2012.   The Bankruptcy Court heard closing arguments on July 25, 2012. On May 6, 2014, the Bankruptcy Court issued proposed Findings of Fact and Conclusions of Law (the “Proposed Findings”), which recommend that the District Court enter judgment in favor of FPL.   The District Court for the Southern District of New York accepted the Bankruptcy Court’s recommendations over the objections filed by the ART, and entered judgment in favor of FPL on March 20, 2015.   The ART filed its Notice of Appeal with the Second Circuit Court of Appeal on April 3, 2015.

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

Item 1A.                                                                           Risk Factors

As of the date of this filing there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the ART’s Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 2, 2015.

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

Date: May 4, 2015

By: Quest Turnaround Advisors, LLC
as Trust Administrator of the Adelphia Recovery Trust

/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Member