Form 10-Q
period 2015-06-30
Adelphia Recovery Trust
filed 2015-08-14
CIK 1433669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements

Adelphia Recovery Trust

Condensed Balance Sheets

	As of	As of
	June 30, 2015	December 31, 2014
	(unaudited)	(note 2)
Assets
Cash and cash equivalents	$35,257,356	$36,323,412
Prepaid assets	482,305	581,324
Note and accrued interest receivable	5,745,216	5,604,966
Total assets	$41,484,877	$42,509,702

Liabilities and net assets
Accrued expenses	$74,360	$83,412
Deferred holder distributions	101,123	101,123

Total liabilities	175,483	184,535

Net assets	41,309,394	42,325,167

Total liabilities and net assets	$41,484,877	$42,509,702

See accompanying notes to condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Operations

	For the three months ended June 30, 2015	For the three months ended June 30, 2014	For the six months ended June 30, 2015	For the six months ended June 30, 2014

Revenues

Interest income	$80,059	$106,056	$158,910	$211,281
Total revenues	80,059	106,056	158,910	211,281

Operating expenses
General and administrative expenses	321,885	311,079	1,010,726	997,684
Professional expenses	80,973	55,517	163,957	158,961

Total operating expenses	402,858	366,596	1,174,683	1,156,645

Net loss	$(322,799)	$(260,540)	$(1,015,773)	$(945,364)

See accompanying notes to condensed financial statements.

Adelphia Recovery Trust

Unaudited Condensed Statements of Cash Flows

	For the six months ended June 30, 2015	For the six months ended June 30, 2014

Operating activities
Net loss	$(1,015,773)	$(945,364)
Adjustments to reconcile net loss to net cash used by operating activities consisting of changes in operating assets and liabilities:
Prepaid assets	99,019	97,730
Note and accrued interest receivable	(140,250)	(195,010)
Accrued expenses	(9,052)	16,647
Net cash used by operating activities	(1,066,056)	(1,025,997)

Net change in cash and cash equivalents	(1,066,056)	(1,025,997)
Cash and cash equivalents, beginning of period	36,323,412	36,081,284
Cash and cash equivalents, end of period	$35,257,356	$35,055,287

See accompanying notes to condensed financial statements.

ADELPHIA RECOVERY TRUST

Notes to Condensed Financial Statements — June 30, 2015 (Unaudited)

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

On August 13, 2015, the ART filed a further motion with the Bankruptcy Court to extend the term of the ART to December 31, 2016 in light of the current status of the Causes of Action.  The motion also seeks the cancellation of certain Series of CVV Interests (“Interests”) as part of a staged wind-down process.  A copy of the ART’s motion can be found at the Adelphia Recovery Trust Important Documents tab at adelphiarestructuring.com.  The motion is currently pending before the Bankruptcy Court.  The ART seeks the cancellation of certain CVV Interests as part of a staged wind-down process because (i) the ART Trustees strongly believe that Holders of Series ACC-4, Series ACC-6B, Series ACC-6D, Series ACC-6D1, Series ACC-6E/F, Series ACC-6E/F1, Series ACC-7 and Series ACC-7A will not recover any value on their interests (ii) the Series ESL, Series ACC-5 and Series ACC-6B1 have no Holders and (iii) cancellation of Series ACC-7 interests will result in the deregistration of the ART as a publicly reporting entity with the SEC, which will eliminate the expense associated with preparing such reports.  The ART notes that the Interests that have Holders currently trade on the Over-the-Counter market.  The Over-the-Counter market is an inter-dealer electronic quotation and trading system that does not require any action by or the consent of the issuer whose securities are traded.  The ART cannot de-list from the Over-the-Counter market, does not have control over trading in the Interests on this market, has not taken any steps to facilitate such trading and is unable to prohibit individuals from trading.  While trading in the Interests is occurring, the ART discourages trading of its Interests identified above in this market, because, as stated above, the ART Trustees strongly believe that Holders of such Interests will receive no value upon the distribution of assets or the dissolution of the ART. If the motion is granted the ART will comply with the Court’s order to cancel the Interests and trading in the Interests identified above should cease after cancellation.

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

4                                          Pending Causes of Action

The material developments in the legal proceedings since those described in the ART’s 2014 Form 10-K filed on March 2, 2015 and the filing of the ART’s Form 10-Q filed on May 4, 2015  are set forth below together with the material developments in those proceedings though the date of this filing.

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

On July 13, 2011, the Bankruptcy Court denied FPL’s motion for leave to amend its answer to add a new defense.  FPL filed an appeal of the Bankruptcy Court’s July 13, 2011 decision, which was denied September 18, 2012.   On September 28, 2011, FPL moved to withdraw the reference to Bankruptcy Court.  The District Court denied FPL’s motion to withdraw the reference on January 30, 2012.  Trial began April 30, 2012 and testimony concluded on May 3, 2012.  The parties submitted post-trial briefs on June 22, 2012.   The Bankruptcy Court heard closing arguments on July 25, 2012. On May 6, 2014, the Bankruptcy Court issued proposed Findings of Fact and Conclusions of Law (the “Proposed Findings”), which recommend that the District Court enter judgment in favor of FPL.   The District Court for the Southern District of New York accepted the Bankruptcy Court’s recommendations over the objections filed by the ART, and entered judgment in favor of FPL on March 20, 2015.   After timely filing its Notice of Appeal, the ART filed its initial brief in the Second Circuit Court of Appeal on July 15, 2015.

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

The fair value of the note receivable and accrued interest has been determined using unobservable inputs (i.e. Level 3, as defined in Accounting Standards Codification 820-10) and approximates $5.1 million as of June 30, 2015 and $5.0 million as of December 31, 2014. The fair value was derived by discounting to June 30, 2015 and December 31, 2014 the projected maturity value of the note including accrued interest. The projected maturity value, including interest was calculated using life expectancy tables. The discount rate is based on the yield on the notes issued by the life insurance companies underwriting the life insurance policies and various risk factors associated with the note.

The carrying values were approximately $5.7 million as of June 30, 2015 and approximately $5.6 million as of December 31, 2014 and were deemed to be fully collectable. The note bears 8% simple interest and is recourse only to the proceeds of various life insurance policies on Mr. Leonard Tow.

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

The ART Trustees will continue to retain cash in reserve to administer the ART and fund the prosecution of the Causes of Action and will continue to assess the adequacy of funds held for all potential costs and expenses of the ART and will distribute ART excess assets, if any, to Holders. No Distributions are currently planned. If and when future Distributions occur, they will be made according to the waterfall priority established in the Plan and discussed herein. Any assets not previously distributed by the ART, and that are not required for remaining costs and expenses, will be distributed in accordance with the Declaration upon the dissolution of the ART.

7                                          Subsequent Events

Events subsequent to June 30, 2015 have been evaluated through August 14, 2015, the date the accompanying financial statements were issued. Other than as discussed herein, there have been no subsequent events that would be material to the financial statements of the ART, including Cause of Action settlements or judgments or Distributions or decisions concerning future Distributions.

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

The ART is not subject to federal or state income taxes. The ART is not aware of any transactions or events up to and including June 30, 2015 that would subject it to federal or state income taxes. Further, the ART has no unrecognized income tax benefits as of June 30, 2015 nor are there any amounts required to be included in the financial statements for interest or penalties on unrecognized income tax benefits. Items of income, gain, loss, deduction and other tax items have been and will be allocated to the Holders that would be entitled to receive such items if they constituted cash distributions or reductions therefrom. The Holders are responsible for the payment of taxes on a current basis that result from such allocations whether or not cash is distributed.

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

On August 13, 2015, the ART filed a further motion with the Bankruptcy Court to extend the term of the ART to December 31, 2016 in light of the current status of the Causes of Action.  The motion also seeks the cancellation of certain Series of CVV Interests (“Interests”) as part of a staged wind-down process.  A copy of the ART’s motion can be found at the Adelphia Recovery Trust Important Documents tab at adelphiarestructuring.com.  The motion is currently pending before the Bankruptcy Court.  The ART seeks the cancellation of certain CVV Interests as part of a staged wind-down process because (i) the ART Trustees strongly believe that Holders of Series ACC-4, Series ACC-6B, Series ACC-6D, Series ACC-6D1, Series ACC-6E/F, Series ACC-6E/F1, Series ACC-7 and Series ACC-7A will not recover any value on their interests (ii) the Series ESL, Series ACC-5 and Series ACC-6B1 have no Holders and (iii) cancellation of Series ACC-7 interests will result in the deregistration of the ART as a publicly reporting entity with the SEC, which will eliminate the expense associated with preparing such reports.  The ART notes that the Interests that have Holders currently trade on the Over-the-Counter market.  The Over-the-Counter market is an inter-dealer electronic quotation and trading system that does not require any action by or the consent of the issuer whose securities are traded.  The ART cannot de-list from the Over-the-Counter market, does not have control over trading in the Interests on this market, has not taken any steps to facilitate such trading and is unable to prohibit individuals from trading.  While trading in the Interests is occurring, the ART discourages trading of its Interests identified above in this market, because, as stated above, the ART Trustees strongly believe that Holders of such Interests will receive no value upon the distribution of assets or the dissolution of the ART.  If the motion is granted the ART will comply with the Court’s order to cancel the Interests and trading in the Interests identified above should cease after cancellation.

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

As of June 30, 2015, the number of Interests outstanding in each series eligible to receive a Distribution is as follows:

CVV Series of Interest:	As of June 30, 2015
Series RF (1)	115,000,000
Series Arahova	722,580,866
Series FrontierVision	86,600,001
Series FPL	25,575,129
Series Olympus	17,000,001
Series ACC-1	4,839,988,165
Series ACC-2	339,207,075
Series ACC-3	119,430,302
Interests subject to the motion of August 13, 2015 (2)
Series ESL (2), (3)	17
Series ACC-4 (2)	1,790,968,272
Series ACC-5 (2) (3)	458
Series ACC-6B (2)	150,000,000
Series ACC-6B1 (2) (3)	3
Series ACC-6D (2)	575,000,000
Series ACC-6D1 (2)(3)	229,004
Series ACC-6E/F (2)	935,812,456
Series ACC-6E/F1 (2) (3)	277,210
Series ACC-7 (2)	217,022,640
Series ACC-7A (2) (3)	1,537,766,752

(1) Series RF Interests are outstanding but were paid in full with the March 1, 2012 Distribution and are not eligible for future Distributions.

(2) These Interests will be cancelled if the Bankruptcy Court grants the Motion for Order Further Extending the Term of the Adelphia Recovery Trust and Authorizing Certain Wind-Down Steps  filed on August 13, 2015 as referenced in the Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, herein.

(3)  For each of these categories of Interests (which included disputed claims), each holder of a disputed claim was awarded one Interest. The underlying claims have been expunged or conditionally expunged and these corresponding Interests which are held by the ART Disputed Ownership Fund will be cancelled upon the earlier of the dissolution of the ART or the granting of the Motion for Order Further Extending the Term of the Adelphia Recovery Trust and Authorizing Certain Wind-Down Steps as filed on August 13, 2015 and as referenced in the Condensed Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein.

ART Distribution Waterfall Chart

June 30, 2015 (1)

Remaining Aggregate Distribution (2)	Distribution Description (3)	ART Distribution Recipient (4)
		RF	0.00%
		Arahova	0.00%
		ACC-1	0.00%
		Olympus	0.00%
		FrontierVision	0.00%
		ACC-2	0.00%
		ACC-3	0.00%
0	RF Holders Paid In Full	FPL	0.00%
0 - 374,000,000	Until Series Olympus has received aggregate distributions of $16 million plus the Olympus Fees, plus accrued post-Effective Date dividends	Arahova	45.87%
		ACC-1	42.73%
		Olympus	5.00%
		FrontierVision	2.50%
		ACC-2	2.25%
		ACC-3	0.90%
		FPL	0.75%
374,000,001 - 890,000,000	Until cumulative distribution is $1,165 million	Arahova	48.37%
		ACC-1	45.06%
		FrontierVision	2.50%
		ACC-2	2.37%
		ACC-3	0.95%
		FPL	0.75%
890,000,001 - 5,321,000,000	Until Series Arahova has received $625 million plus the Arahova Fees plus accrued post-Effective Date dividends	ACC-1	76.60%
		Arahova	14.51%
		ACC-2	4.03%
		FrontierVision	2.50%
		ACC-3	1.61%
		FPL	0.75%
5,321,000,001 - 5,695,000,000	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends (ACC-1, ACC-2 and ACC-3 paid in full)	ACC-1	90.11%
		ACC-2	4.74%
		FrontierVision	2.50%
		ACC-3	1.90%
		FPL	0.75%
5,695,000,001 - 5,720,000,000	Until Series FPL has received aggregate distributions of $6.2 million plus Default Interest, plus accrued post-Effective Date dividends	Series Arahova	96.75%
		FrontierVision	2.50%
		FPL	0.75%
5,720,000,001 - 5,742,000,000	Until Series FrontierVision has received aggregate distributions of $85 million plus 80% of the FrontierVision Fees, plus accrued post-Effective Date dividends	Series Arahova	97.50%
		FrontierVision	2.50%
5,742,000,001 - 5,767,000,000	Until the additional distribution to the Series Arahova Interests equals $50 million plus accrued post-Effective Date dividends at a rate of 5% per annum	Series Arahova	100.00%
Not Quantifiable	Until ESL holders have received Payment in Full of their Claims and Case 8% interest plus accrued post-Effective Date dividends
Not Quantifiable	Until ACC-4 holders have received the full amount of their Allowed Claims plus Case Contract Interest plus accrued post-Effective Date dividends
Not Quantifiable	Until ACC-5 holders have received the full amount of their Allowed Claims plus Case 8% interest plus accrued post-Effective Date dividends
Not Quantifiable	Until ACC-6 holders receive distributions in accordance with the relative priorities established by the Liquidation Preferences governing the shares of ACC Preferred Stock and the Bankruptcy Code
Not Quantifiable	Each ACC-7 holder is entitled to receive a pro rata share of any distributions remaining
Capitalized terms used in this chart but not otherwise defined have the respective meaning given to them under the Plan.

(1)  Remaining aggregate distributions and ART distribution percentages are as of June 30, 2015.

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

Second Quarter 2015 versus Second Quarter 2014

Total revenues consisting solely of interest decreased to approximately $80,000 in the second quarter of 2015 from approximately $106,000 in the second quarter of 2014. The revenue decrease of approximately $26,000 was caused by a reduction in principal of $1.3 million on the Adelphia note receivable from a payment in October 2014. There were no court approved settlements for the second quarter of 2015 or 2014.

Total operating expenses for the ART increased to approximately $403,000 in the second quarter of 2015 from approximately $367,000 in the second quarter of 2014. The operating expense increase of approximately $36,000 was caused by an increase in general and administrative expenses of approximately $11,000 and an increase in professional expenses of approximately $25,000.

General and administrative expenses increased primarily due to increased costs for professionals involved in the ART’s SEC filing activities in the second quarter of 2015 when compared to the second quarter of 2014.

Professional expenses increased in the second quarter of 2015 compared to the second quarter of 2014 due to expenses incurred by the ART for Cause of Action oversight and regulatory compliance.

As a result of the decrease in total revenues of approximately $26,000 and the increase in total operating expenses of approximately $36,000 in the second quarter of 2015 compared to the second quarter of 2014, the net loss of approximately $323,000 for the quarter ended June 30, 2015 was approximately $62,000 more than the net loss of approximately $261,000 for the quarter ended June 30, 2014.

Six months ended June 30, 2015 versus Six months ended June 30, 2014

Total revenues consisting solely of interest decreased to approximately $159,000 for the six months ended June 30, 2015 from approximately $211,000 for the six months ended June 30, 2014. The revenue decrease of approximately $52,000 was caused by a reduction in principal of $1.3 million on the Adelphia note receivable from a payment in October 2014.  There were no court approved settlements for the six months ended June 30, 2015 or 2014.

Total operating expenses for the ART increased to approximately $1,175,000 for the six months ended June 30, 2015 from approximately $1,157,000 for the six months ended June 30, 2014. The cost increase of approximately $18,000 was primarily caused by an increase in general and administrative costs of approximately $13,000 and an increase in professional expenses of approximately $5,000.

General and administrative costs increased by approximately $13,000 for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014. The ART experienced increased costs for bank fees, insurance premiums, auditing and compliance, tax filing and Trustee expenses between the comparable periods.

Professional expenses increased by approximately $5,000 for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increased expenses relate to increased legal support costs incurred by the ART for Cause of Action oversight and regulatory compliance.

As a result of a decrease in revenue of approximately $52,000 and the increase in total operating expenses of approximately $18,000 for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, the net loss of approximately $1,016,000 for the six months ended June 30, 2015 was approximately $70,000 more than the net loss of approximately $946,000 for the six months ended June 30, 2014.

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

Based upon cash and cash equivalent balances as of June 30, 2015 totaling approximately $35.3 million along with expected expenses and other potential disbursements, the ART expects to meet its obligations as they come due during the next twelve months. Due to the uncertain nature of future revenues and expenses beyond twelve months, it is not possible to be certain that cash will be available to cover all the future financial needs of the ART. Incurring debt, creating contingent obligation agreements and seeking methods to reduce legal, professional and administrative expenses are all strategies that could be undertaken to address liquidity issues should they arise. These strategies could impact the ART’s ability to maximize recoveries from settlements.

The nature of the ART’s operation does not give rise to capital expenditures and there are no current or expected commitments for capital expenditures in the next twelve months. Should a need for capital expenditures arise, the ART would fund the requirement from existing assets.

Cash and cash equivalent balances at June 30, 2015 of approximately $35.3 million are approximately $1.1 million less than as of December 31, 2014. This decrease is due to the uses of cash and cash equivalents by operating activities of approximately $1.1 million.

The $1.1 million use of cash by operating activities included a net loss for the six months ended June 30, 2015 of approximately $1.0 million. Other uses of cash by operating activities include the accrual of interest on a note receivable of approximately $140,000 and a decrease in accrued expenses of approximately $9,000 which was offset by cash provided by operating activities from a decrease in prepaid assets of approximately $99,000 during the six months ended June 30, 2015.

As of June 30, 2015, the ART has a total of $35.3 million of cash and cash equivalents which include investments in three-month or shorter FDIC fully-insured bank CDs in the amount of $30.0 million, a U.S. Treasury and government agency securities money market fund in the amount of $1.4 million and deposit accounts in the amount of $3.9 million. The ART considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As such, the three-month CDs have been classified as cash equivalents as of June 30, 2015. All investments during the quarter were fully compliant with the ART investment policy.

The ART has adequate liquidity to meet its obligations as of June 30, 2015.

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

This report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the ART. The actual results of the ART could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the number of and proceeds from litigations and/or settlements which are successful, delays in obtaining proceeds, the amount of funding required for the litigations and other operating expenses, economic conditions, changes in tax and other governmental rules and regulations applicable to the ART, and other risks identified and described in the Form 10-K filed with the SEC on March 2, 2015. These risks and uncertainties are beyond the ability of the ART to control, and in many cases, the ART cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report the words “believes,” “estimates,” “plans,” “expects,” “anticipates,” “future,” “may,” “will,” “likely,” “could” and “if” and similar expressions as they relate to the ART or its management are intended to identify forward-looking statements.

New Accounting Guidance Pending Adoption

There are no new accounting standards that the ART is required to adopt which will likely have a material effect on its financial statements.

Item 3                                        Quantitative and Qualitative Disclosures about Market Risk

The ART invests cash in either FDIC insured deposit accounts, FDIC insured bank CDs or a money market fund invested in short-term U.S. Treasury and government agency securities including repurchase agreements collateralized fully by U.S. Treasury and government agency securities. The CDs have 3 month or less maturity terms and as of June 30, 2015 and the money market fund has a 41 day weighted average maturity for the underlying securities. Interest income from these investments is subject to interest rate fluctuations.

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

The Trustees and the Trust Administrator have completed an evaluation of the effectiveness of the design and operation of disclosure controls and procedures as of June 30, 2015. Based on their evaluation, the Trustees and the Trust Administrator concluded that as of June 30, 2015, the ART’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in the ART’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the ART’s internal control over financial reporting.

PART II

Item 1                                                     Legal Proceedings

Pending Causes of Action

The material developments in the legal proceedings since those described in the ART’s 2014 Form 10-K filed on March 2, 2015 and the filing of the ART’s Form 10-Q filed on May 4, 2015  are set forth below together with the material developments in those proceedings though the date of this filing.

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

On July 13, 2011, the Bankruptcy Court denied FPL’s motion for leave to amend its answer to add a new defense.  FPL filed an appeal of the Bankruptcy Court’s July 13, 2011 decision, which was denied September 18, 2012.   On September 28, 2011, FPL moved to withdraw the reference to Bankruptcy Court.  The District Court denied FPL’s motion to withdraw the reference on January 30, 2012.  Trial began April 30, 2012 and testimony concluded on May 3, 2012.  The parties submitted post-trial briefs on June 22, 2012.   The Bankruptcy Court heard closing arguments on July 25, 2012. On May 6, 2014, the Bankruptcy Court issued proposed Findings of Fact and Conclusions of Law (the “Proposed Findings”), which recommend that the District Court enter judgment in favor of FPL.   The District Court for the Southern District of New York accepted the Bankruptcy Court’s recommendations over the objections filed by the ART, and entered judgment in favor of FPL on March 20, 2015.   After timely filing its Notice of Appeal, the ART filed its initial brief in the Second Circuit Court of Appeal on July 15, 2015.

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
101

The following materials from Adelphia Recovery Trust’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL: (i) Condensed Balance Sheets (ii) Condensed Statements of Operations (iii) Condensed Statements of Cash Flows; and (iv) Notes to Condensed Financial Statements as detailed tags.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2015

By: Quest Turnaround Advisors, LLC
as Trust Administrator of the Adelphia Recovery Trust
/s/ Jeffrey A. Brodsky
Jeffrey A. Brodsky
Member